Form 10-Q
period 1995-06-30
SOUTHWEST NATIONAL CORP
filed 1995-08-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  June 30, 1995
                         OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number    0-11026

Southwest National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania                        25-1409649
(State or other jurisdiction of   I.R.S. Employer
incorporation or organization)  (Identification No.)

111 South Main Street
Greensburg, Pennsylvania                  15601
(Address of principal executive offices)(Zip Code)

(412) 834-2310
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class Common stock, par value $2.50 per share
Shares outstanding as of August 9, 1995    3,180,787


 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements  (Unaudited)


                Southwest National Corporation and Subsidiary
                      Consolidated Statement of Income
                  (in thousands, except per share amounts)

Three months                                             Six months
ended June 30,                                           ended June 30,
1995     1994                                            1995      1994

                  Interest income
$9,441  $7,865    Interest and fees on loans         $18,413     $15,371
                  Interest on money market investments:
     2      19    Interest bearing deposits with banks     4          39
   632     215    Federal funds sold                   1,089         526
                  Interest and dividends on investment
                   securities:
                   U.S. Treasury securities and
                    obligations of U.S. government
 1,481   2,245      agencies and corporations          3,009       4,331
                   Obligations of states and political
   314     388      subdivisions                         652         773
 1,132   1,122     Collateralized mortgage obligations 2,268       2,230
    42      33     Other securities                       82          78
13,044  11,887       Total interest income            25,517      23,348

                Interest expense
 5,134   4,124   Interest on deposits                  9,858       8,237
    28      11   Interest on short-term borrowings        43          20
    37      --   Interest on long-term borrowings         76          --
 5,199   4,135       Total interest expense            9,977       8,257
 7,845   7,752       Net interest income              15,540      15,091
   340     390   Provision for possible loan losses      850         780
                     Net interest income after provision
 7,505   7,362       for possible loan losses         14,690      14,311

                Noninterest income
   514     380   Trust income                            868         761
   561     521   Service charges on deposit accounts   1,068         997
                 Other service charges, commissions,
   159     231    and fees                               311         428
    92     101   Other income                            180         183
 1,326   1,233       Total noninterest income          2,427       2,369

                Noninterest expense
 2,694   2,598   Salaries and employee benefits        5,374       5,140
   435     431   Net occupancy expense                   873         875
                 Equipment expenses and data
   802     822    processing fees                      1,603       1,676
   153     144   Pennsylvania shares tax                 306         288
   341     349   FDIC insurance expense                  683         698
 1,224   1,221   Other expenses                        2,414       2,370
 5,649   5,565       Total noninterest expense        11,253      11,047
 3,182   3,030   Income before income taxes            5,864       5,633
   951     880   Income taxes                          1,716       1,601
$2,231  $2,150  Net income                            $4,148      $4,032

                 Per share (based on 3,185,301
                  year-to-date average common shares
                  in 1995 and 3,192,295 in 1994)
 $0.70   $0.67      Net income                        $ 1.30      $ 1.26
  0.28    0.26      Cash dividends                       .56         .52

See accompanying notes to consolidated financial statements.


                 Southwest National Corporation and Subsidiary
                           Consolidated Balance Sheet
                                  (in thousands)

                                        June 30,  December 31,  June 30,
                                          1995       1994         1994
Assets
  Cash and due from banks              $26,677        $32,500   $25,042
  Money market investments:
    Int. bearing deposits with banks       135            113        72
    Federal funds sold                  40,000         20,100    16,000
      Total money market investments:   40,135         20,213    16,072
  Investment securities:
   Securities available for sale       111,698        107,598   149,920
   Securities held to maturity
    (market values: $93,172; $91,397
    and $96,430)                        93,617         96,943    99,157
      Total investment securities      205,315        204,541   249,077

  Loans, net of unearned income of
   $1,208; $2,105 and $3,480           419,447        411,769   389,442
  Less: reserve for possible loan
   losses                               (5,455)        (5,038)   (4,747)
    Loans, net                         413,992        406,731   384,695

  Bank premises and equipment            7,291          7,607     7,552
  Other assets                          12,031         13,691    11,573
    Total assets                      $705,441       $685,283  $694,011

Liabilities
  Deposits
    Noninterest bearing demand         $99,680        $98,677   $97,089
    NOW accounts                        55,325         58,880    60,815
    Savings                            225,137        238,052   254,370
    Time                               244,023        216,466   210,328
     Total deposits                    624,165        612,075   622,602
  Short-term borrowings                  2,641            643     1,768
  Long-term borrowings                   1,930          1,953        --
  Other liabilities                      3,778          2,510     2,746
     Total liabilities                 632,514        617,181   627,116

Shareholders' equity
  Common stock                           7,952          7,981     7,981
  Surplus                               31,760         31,760    31,760
  Retained earnings                     33,346         31,262    28,476
  Net unrealized loss on securities
   available for sale                     (131)        (2,901)   (1,322)
     Total shareholders' equity         72,927         68,102    66,895
     Total liabilities and
      shareholders' equity            $705,441       $685,283  $694,011


See accompanying notes to consolidated financial statements.




                   Southwest National Corporation and Subsidiary
             Consolidated Statement of Changes in Shareholders' Equity
                                   (in thousands)


                                        Unrealized gain        Total
            Common          Retained  (loss) on securities shareholders'
             stock  Surplus earnings   available for sale     equity

Balance at
 January
 1, 1994    $6,651  $17,128  $42,061                --         $65,840
Net income      --       --    4,032                --           4,032
Cash dividends  --       --   (1,655)               --          (1,655)
Stock dividend
 (20%)       1,330   14,632  (15,962)               --              --
Net unrealized
 loss on
 securities
 available
 for sale       --      --       --            (1,322)        (1,322)
Balance at
 June
 30, 1994   $7,981 $31,760  $28,476           ($1,322)       $66,895

Balance at
 January
 1, 1995     7,981  31,760   31,262            (2,901)        68,102
Net income      --      --    4,148                --          4,148
Cash dividends  --      --   (1,784)               --         (1,784)
Retirement of
 common stock  (29)     --     (280)               --           (309)
Net unrealized
 gain on
 securities
 available
 for sale       --      --       --             2,770          2,770
Balance at
 June
 30, 1995   $7,952 $31,760  $33,346             ($131)       $72,927


See accompanying notes to consolidated financial statements.



                   Southwest National Corporation and Subsidiary
                        Consolidated Statement of Cash Flows
                                   (in thousands)
                                                      Six months
                                                    ended June 30,
                                                   1995        1994
Cash flows from operating activities:
 Net income                                        $4,148     $4,032
 Adjustments to reconcile net income to net
  cash from operating activities:
   Depreciation                                       569        576
   Provision for loan losses                          850        780
   Increase (decrease) in net interest
    receivable/payable                              1,242       (284)
   Net increase (decrease) from other
    operating activities                             (116)        69

     Net cash from operating activities             6,693      5,173


Cash flows from investing activities:
 Proceeds from maturities of inv. securities
  (available for sale)                             25,051     43,876
 Purchase of investment securities
  (available for sale)                            (25,011)   (69,843)
 Proceeds from maturities of inv. securities
  (held to maturity)                                3,325     17,560
 Purchase of investment securities
  (held to maturity)                                   --     (6,906)
 Net increase in loans made to customers           (7,678)   (18,206)
 Net property and equipment expenditures             (253)      (521)

    Net cash used for investing activities         (4,566)   (34,040)


 Cash flows from financing activities:
 Net increase (decrease) in deposits               12,090    (10,646)
 Net increase in short-term borrowings              1,998        232
 Repayment of long-term borrowings                    (23)        --
 Dividends paid                                    (1,784)    (1,655)
 Retirement of common stock                          (309)        --

    Net cash from financing activities             11,972    (12,069)


    Net change in cash and cash equivalents       $14,099   ($40,936)

 Cash and cash equivalents at beginning
  of period                                       $52,713    $82,050
 Cash and cash equivalents at end of period        66,812     41,114
    Net change in cash and cash equivalents       $14,099   ($40,936)

Cash paid during the period for:
 Interest                                          $7,130     $6,380
 Income taxes                                       1,661      1,915

Transfers from loans to other real estate owned and other repossessions totaled $374 thousand and $225 thousand in 1995 and 1994, respectively.

The Corporation has defined cash and cash equivalents as cash and due from banks, certain interest bearing deposits with banks, and federal funds sold with an original maturity of less than three months.

See accompanying notes to consolidated financial statements.





SOUTHWEST NATIONAL CORPORATION
AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies have not changed since the last reporting period, except for the accounting for impaired loans, which is discussed in Note 3.

    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Southwest National Corporation (the Corporation) include the accounts of the Corporation and its wholly-owned subsidiary, Southwest National Bank of Pennsylvania (the Bank). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all normal recurring adjustments necessary for fair presentation of the financial position and results of operations for the periods have been included.


2.  INVESTMENT SECURITIES

    Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As a result, shareholders' equity includes an unrealized loss on securities net of tax of $131 thousand and an unrealized loss net of tax of $1.322 million at June 30, 1995 and June 30, 1994, respectively.


3.  ADOPTION OF NEW ACCOUNTING STANDARDS

    On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under the new standard, the 1995 reserve for possible loan losses related to loans that are identified for evaluation in accordance with FAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Nonaccrual loans are considered to be impaired. Prior to 1995, the reserve for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

    The following table presents changes in the reserve for possible loan losses:

     SIX MONTHS ENDED JUNE 30,         1995       1994
                                        (In thousands)
Balance at beginning of year         $5,038     $4,451
Provision for possible loan losses      850        780
Losses                                 (807)      (728)
Recoveries                              374        244
  Net loan charge-offs                 (433)      (484)
Balance at end of period             $5,455     $4,747

At June 30, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $1.729 million (of which $1.248 million were on a nonaccrual basis). Included in this amount is $936 thousand of impaired loans for which the related reserve for possible loan losses is $426 thousand and $45 thousand of impaired loans that, as a result of write-downs, do not have a reserve for credit losses. The average recorded investment in impaired loans during the period ended June 30, 1995, was approximately $1.781 million. For the period ended June 30, 1995, the Company recognized interest income on those impaired loans of $52 thousand, which was recognized using the cash basis method of income recognition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

First six months of 1995 compared to first six months of 1994

    Net income for the first six months of 1995 was $4,148,000, an increase of $116,000 or 2.9% compared to the same period of 1994.
Return on assets rose to 1.21% up from the 1.16% reported for the first six months of 1994.

    The expansion in earnings was principally the result of improved net interest income as a result of growth in the net interest margin. Net interest income on a fully taxable equivalent basis increased to $15,973,000 from $15,579,000, a $394,000 or 2.5% rise. Excluding the taxable equivalent adjustment, net interest income rose to $15,540,000 from $15,091,000, an increase of $449,000 or 3.0%. This increase resulted primarily from an expansion in the net interest margin to 4.93% in 1995, up 17 basis points over the 4.76% registered in 1994. The redeployment of funds to higher yielding earning assets, primarily loans, was the primary factor in the improvement in the net interest margin year to year. Average earning assets declined slightly to $653,213,000 for the period, a decrease of $7,130,000 or 1.1% compared to 1994.

    Noninterest income rose $58,000 or 2.4% to $2,427,000 in 1995.
Trust income rose $107,000 or 14.1%. Service charges on deposit accounts rose $71,000 or 7.1% due primarily to increases in fees charged for certain services. Other service charges, commissions and fees declined $117,000 or 27.3% due to lower levels of income received from mutual fund and annuity products and lower commissions earned on credit life insurance period to period.

    Noninterest expense increased $206,000 or a modest 1.9% to $11,253,000 for the first six months of 1995. Salaries and employee benefits rose $234,000 or 4.6% as a result of periodic merit increases for existing staff. Equipment expenses fell $54,000 due to lower expenses in most equipment categories period to period. Other expenses rose period to period $42,000 principally as a result of increased marketing expenses.

    At June 30, 1995, assets totalled $705,441,000 up $11,430,000 or
1.6% compared to $694,011,000 at June 30, 1994. During the same period, loans rose $30,005,000 or 7.7% as management continued the strategy of redeploying funds from investment securities to improve earning asset yields. Deposits at June 30, 1995 totalled $624,165,000, up $1,563,000 or only 0.3% year to year. Deposit growth over the last year has been difficult and this challenge is shared by the entire banking industry.

    Shareholders' equity at June 30, 1995 totalled $72,927,000 up $6,032,000 or 9.0% over the June 30, 1994 balance of $66,895,000. As the result of the implementation of FAS No. 115 in 1994, shareholders' equity includes an unrealized loss on securities net of tax of $131,000 and an unrealized loss net of tax of $1,322,000 at June 30, 1995 and June 30, 1994, respectively. Total capital as a percentage of risk-weighted assets was 19.02% at June 30, 1995 compared to 19.32% at June 30, 1994. The Corporation's leverage capital ratio at June 30, 1995 was 10.54%.

    Total nonperforming assets declined from period end to period end. Net loan charge-offs and the ratio of nonperforming loans to loans are both below year ago levels. Also, the reserve for possible loan losses to nonperforming loans improved to 394.15% at June 30, 1995, which represents coverage of almost $4 for every $1 of nonperforming loans.

    The Corporation adopted FAS No. 114 and No. 118 on a prospective basis on January 1, 1995. FAS No. 114 established standards to determine in which circumstances a creditor should measure impairment of a loan based on either the present (discounted) value of future cash flows related to the loan, the market value of the loan or the fair value of the underlying collateral. FAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", modified FAS No. 114 permitting creditors to use existing methods for recognizing interest income on impaired loans. Adoption of these standards did not have a material effect on the Corporation's financial statements.

    In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted which, among other things, was intended to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards. FDICIA also imposed certain specific accounting and reporting requirements and risk-based assessments for FDIC insurance. These risk-based assessments became effective January 1, 1993.

    In January 1995, the FDIC proposed a reduction in the assessment rate that banks pay for deposit insurance. This proposal had a 60 day comment period and has been delayed and may be revised. If the proposal is adopted, it is expected to be effective in the second half of 1995. This would result in a reduction in FDIC insurance expense in 1995.

Second quarter 1995 compared to second quarter 1994

    Net income for the second quarter of 1995 totalled $2,231,000, an $81,000 or 3.8% increase over the same period in 1994. Per share results were $.70 in 1995 compared to $.67 in 1994, also a 3.8% increase.

    The rise in earnings was primarily the result of an expansion in the net interest margin. Net interest income on a fully taxable equivalent basis rose from $7,996,000 in 1994 to $8,058,000 in 1995, a $62,000 or
0.8% increase. Exclusive of the taxable equivalent adjustment, quarterly net interest income expanded $93,000 or 1.2% to $7,845,000 in 1995. The net interest margin rose 7 basis points to 4.91% in 1995 from 4.84% in 1994. Average earning assets declined to $657,921,000 in 1995 from $662,073,000, a $4,152,000 or less than 1% decline.

    The provision for possible loan losses declined slightly from year to year to $340,000 in 1995 from $390,000 in 1994. Net loan charge-offs for 1995 have been less than anticipated resulting in the lower provision.

    Noninterest income rose $93,000 or 7.5% period to period. Trust income grew $134,000 or 35.3% due to a higher level of fees recognized. Service charges on deposit accounts rose $40,000 or 7.7% due to increases in fees charged for certain services. Other service charges, commissions and fees declined $72,000 or 31.2% due to a lower level of fees recognized from the sale of nondeposit products and less commissions earned on the sale of credit life insurance.

    Noninterest expense rose a modest $84,000 or 1.5% period to period. Salaries and employee benefits rose $96,000 or 3.7%. This accounted for the bulk of the period-to-period rise in noninterest expense as most other categories were relatively flat.

Second quarter 1995 compared to first quarter 1995

    Net income for the second quarter of 1995 was $2,231,000 compared to $1,917,000 for the first quarter of the year, a $314,000 or 16.4% increase. On a per share basis, net income rose to $.70 from $.60, also a 16.4% increase.

    Increases in net interest income and noninterest income as well as a lower provision for loan losses fueled the improvement in period-to-period earnings. Net interest income calculated on a fully taxable equivalent basis rose to $8,058,000, an increase of $143,000 or 1.8%. Excluding the taxable equivalent adjustment, net interest income rose to $7,845,000, an increase of $150,000 or 1.9% over the first quarter of 1995. Growth in average earning assets for the second quarter of 1995 of $9,468,000 or 1.5% to $657,921,000 from $648,453,000 in the first quarter of 1995 more than offset the 4 basis point decline in the margin from 4.95% to 4.91% in the same period.

    The provision for loan losses decreased $170,000 to $340,000 for the current quarter from $510,000 for the previous quarter. This reduction is based on actual net charge offs for the year being significantly less than anticipated.

    Noninterest income rose $225,000 or 20.4% primarily due to increased trust income and a higher level of service charges earned on deposit accounts. Total noninterest expense remained flat quarter to quarter increasing $45,000 or less than 1%.

    Total assets grew to $705,441,000 at June 30, 1995 from $690,580,000 at March 31, 1995, a $14,861,000 or 2.2% rise. Loans increased slightly from quarter to quarter reaching $419,447,000 from $414,787,000, a $4,660,000 or 1.1% increase. Deposits also trended higher for the current quarter rising $11,180,000 or 1.8% from the end of the first quarter. Shareholders' equity increased to $72,927,000 at June 30, 1995, a $2,751,000 or 3.9% increase which resulted from earnings retention and a reduction in unrealized losses on securities classified as available for sale.

Balance Sheet comparison June 30, 1995 to December 31, 1994

    Total assets rose to $705,441,000 at June 30, 1995, a $20,158,000 or
2.9% increase from $685,283,000 at December 31, 1994. Loans increased $7,678,000 or 1.9% to $419,447,000 at June 30, 1995. Money market investments increased over the period as a slowing in loan growth and lack of other prudent investment opportunities prevented other deployment of the funds. Deposits supporting these assets rose to $624,165,000 from $612,075,000, an increase of 2.0%. Growth in deposits will continue to be a challenge to the industry in the months ahead. Shareholders' equity increased $4,825,000 or 7.1% to $72,927,000 at June 30, 1995.


                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    No Exhibits are being filed with this document.

    The registrant filed no Form 8-K Current Report during the second quarter ended June 30, 1995.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Southwest National Corporation
                               (Registrant)



August 11, 1995                           /s/ David S. Dahlmann
     Date                                   David S. Dahlmann
                                 President and Chief Executive Officer



August 11, 1995                            /s/ Donald A. Lawry
     Date                                    Donald A. Lawry
                                         Secretary and Treasurer
                                        (Chief Financial Officer)


                                EXHIBIT INDEX

Exhibit No. Per Table
Under Item 601 of
Regulation S-K

     27                    Financial Data Schedule