Form 10-Q
period 1995-09-30
SOUTHWEST NATIONAL CORP
filed 1995-11-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number    0-11026

Southwest National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania                        25-1409649
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)   Identification No.)

111 South Main Street
Greensburg, Pennsylvania                  15601
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

Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class Common stock, par value $2.50 per share
Shares outstanding as of November 10, 1995    3,180,787


 Part I.   Financial Information
 Item 1.   Financial Statements  (Unaudited)

          Southwest National Corporation and Subsidiary
                    Consolidated Statement of Income
               (in thousands, except per share amounts)

Three months                                             Nine months
ended                                                    ended
September 30,                                            September 30,
1995        1994                                         1995      1994
                  Interest income
$9,334    $8,207  Interest and fees on loans            $27,747 $23,578
                  Interest on money market investments:
     2         1  Interest bearing deposits with banks        6      40
   395       222  Federal funds sold                      1,484     748
                  Interest and dividends on investment
                   securities:
                   U.S. Treasury securities and
                    obligations of U.S. government
 1,758     2,086    agencies and corporations             4,767   6,417
                   Obligations of states and political
   306       376    subdivisions                            958   1,149
 1,121     1,130   Collateralized mortgage obligations    3,389   3,360
    44        40   Other securities                         126     118
12,960    12,062     Total interest income               38,477  35,410

                   Interest expense
 5,229     4,233    Interest on deposits                 15,087  12,470
    33         8    Interest on short-term borrowings        76      28
    39        --    Interest on long-term borrowings        115      --
 5,301     4,241     Total interest expense              15,278  12,498
 7,659     7,821     Net interest income                 23,199  22,912
   375       390    Provision for possible loan losses    1,225   1,170
                     Net interest income after provision
 7,284     7,431     for possible loan losses            21,974  21,742

                   Noninterest income
   354       369    Trust income                          1,222   1,130
   562       517    Service charges on deposit accounts   1,630   1,514
                    Other service charges, commissions,
   137       159     and fees                               448     587
    88        80    Other income                            268     263
 1,141     1,125     Total noninterest income             3,568   3,494

                   Noninterest expense
 2,643     2,626    Salaries and employee benefits        8,017   7,766
   446       426    Net occupancy expense                 1,319   1,301
                    Equipment expenses and data
   773       758     processing fees                      2,376   2,434
   153       144   Pennsylvania shares tax                  459     432
   (15)      349   FDIC insurance expense                   668   1,047
 1,092     1,054   Other expenses                         3,506   3,424
 5,092     5,357     Total noninterest expense           16,345  16,404
 3,333     3,199   Income before income taxes             9,197   8,832
   967       933   Income taxes                           2,683   2,534
$2,366    $2,266   Net income                            $6,514  $6,298

                    Per share :
$  .75    $  .71      Net income                         $ 2.05  $ 1.97
   .28       .26      Cash dividends                        .84     .78

 3,181     3,192    Average common shares outstanding     3,184   3,192

       See accompanying notes to consolidated financial statements.

             Southwest National Corporation and Subsidiary
                       Consolidated Balance Sheet
                             (in thousands)

                            September 30,  December 31,  September 30,
                                1995           1994          1994
Assets
  Cash and due from banks        $27,160       $32,500        $25,874
  Money market investments:
    Int. bearing deposits
     with banks                      121           113            105
    Federal funds sold             7,200        20,100         28,400
      Total money market
       investments:                7,321        20,213         28,505
  Investment securities:
    Securities available
     for sale                    118,342       107,598        120,268
    Securities held to
     maturity (market values:
     $92,531; $91,397
     and $94,711)                 92,555        96,943         97,982
       Total investment
        securities               210,897       204,541        218,250

  Loans, net of unearned income
   of $890; $2,105 and $2,700    433,047       411,769        398,647
  Less: reserve for possible
   loan losses                    (5,697)       (5,038)        (4,925)
       Loans, net                427,350       406,731        393,722

  Bank premises and equipment      7,465         7,607          7,588
  Other assets                    12,588        13,691         12,405
       Total assets             $692,781      $685,283       $686,344

Liabilities
  Deposits
    Noninterest bearing demand   $97,062       $98,677        $93,894
    NOW accounts                  54,910        58,880         60,817
    Savings                      214,353       238,052        248,793
    Time                         243,371       216,466        211,218
      Total deposits             609,696       612,075        614,722
  Short-term borrowings            2,787           643            648
  Long-term borrowings             1,918         1,953             --
  Other liabilities                4,149         2,510          3,142
      Total liabilities          618,550       617,181        618,512

Shareholders' equity
  Common stock                     7,952         7,981          7,981
  Surplus                         31,760        31,760         31,760
  Retained earnings               34,822        31,262         29,912
  Net unrealized loss on
   securities available for sale    (303)       (2,901)        (1,821)
     Total shareholders' equity   74,231        68,102         67,832
     Total liabilities and
      shareholders' equity      $692,781      $685,283       $686,344


      See accompanying notes to consolidated financial statements.



              Southwest National Corporation and Subsidiary
         Consolidated Statement of Changes in Shareholders' Equity
                              (in thousands)

                                      Unrealized gain          Total
           Common         Retained  (loss) on securities   shareholders'
            stock Surplus earnings   available for sale       equity

Balance at
 January
 1, 1994   $6,651 $17,128  $42,061                --           $65,840
Net income     --      --    6,298                --             6,298
Cash dividends --      --   (2,485)               --            (2,485)
Stock dividend
 (20%)      1,330  14,632  (15,962)               --                --
Net unrealized
 loss on
 securities
 available
 for sale      --      --       --            (1,821)           (1,821)
Balance at
 September
 30, 1994  $7,981 $31,760  $29,912           ($1,821)          $67,832

Balance at
 January
 1, 1995    7,981  31,760   31,262            (2,901)           68,102
Net income     --      --    6,514                --             6,514
Cash dividends --      --   (2,675)               --            (2,675)
Retirement of
 common stock (29)     --     (279)               --              (308)
Net unrealized
 gain on
 securities
 available
 for sale      --      --       --             2,598             2,598
Balance at
 September
 30, 1995  $7,952 $31,760  $34,822             ($303)          $74,231

      See accompanying notes to consolidated financial statements.




             Southwest National Corporation and Subsidiary
                 Consolidated Statement of Cash Flows
                            (in thousands)
                                                       Nine months
                                                          ended
                                                       September 30,
                                                       1995     1994
Cash flows from operating activities:
  Net income                                         $6,514   $6,298
  Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation                                        846      836
    Provision for loan losses                         1,225    1,170
    Increase in net interest receivable/payable         720       60
    Net increase (decrease) from other operating
     activities                                         211     (752)

       Net cash from operating activities             9,516    7,612


Cash flows from investing activities:
  Proceeds from maturities of inv. securities
   (available for sale)                              33,051   72,876
  Purchase of investment securities
   (available for sale)                             (39,946) (69,843)
  Proceeds from maturities of inv. securities
   (held to maturity)                                 5,287   18,715
  Purchase of investment securities
   (held to maturity)                                  (905)  (6,906)
  Net increase in loans made to customers           (21,278) (27,411)
  Net property and equipment expenditures              (704)    (815)

       Net cash used for investing activities       (24,495) (13,384)

Cash flows from financing activities:
  Net decrease in deposits                           (2,379) (18,526)
  Net increase (decrease) in short-term borrowings    2,144     (888)
  Repayment of long-term borrowings                     (35)      --
  Dividends paid                                     (2,675)  (2,485)
  Retirement of common stock                           (308)      --

       Net cash from financing activities            (3,253) (21,899)


       Net change in cash and cash equivalents     ($18,232)($27,671)

  Cash and cash equivalents at beginning of period  $52,713  $82,050
  Cash and cash equivalents at end of period         34,481   54,379
       Net change in cash and cash equivalents     ($18,232)($27,671)

Cash paid during the period for:
  Interest                                          $10,452   $9,268
  Income taxes                                        2,461    2,960

Transfers from loans to other real estate owned and other repossessions totaled $473 thousand and $465 thousand in 1995 and 1994,respectively.

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


2.   Investment Securities

     Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As a result, shareholders' equity includes an unrealized loss on securities net of tax of $303 thousand and an unrealized loss net of tax of $1.821 million at September 30, 1995 and September 30, 1994, respectively.


3.   Adoption of New Accounting Standards

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under the new standard, the 1995 reserve for possible loan losses related to loans that are considered impaired in accordance with FAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Nonaccrual loans are considered to be impaired. Prior to 1995, the reserve for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

     The following table presents changes in the reserve for possible loan losses:


     NINE MONTHS ENDED SEPTEMBER 30,    1995       1994
                                        (In thousands)
Balance at beginning of year         $5,038     $4,451
Provision for possible loan losses    1,225      1,170
Losses                               (1,095)    (1,077)
Recoveries                              529        381
  Net loan charge-offs                 (566)      (696)
Balance at end of period             $5,697     $4,925



At September 30, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $1.359 million. This amount includes impaired loans for which the related reserve for possible loan losses is $249 thousand, $42 thousand of impaired loans that, as a result of write-downs, do not have a reserve for possible loan losses, and $1.068 million in impaired loans that have no reserve for possible loan losses because they are adequately collateralized. The average recorded investment in impaired loans during the period ended September 30, 1995, was approximately $1.676 million. For the period ended September 30, 1995, the Corporation recognized interest income of $66 thousand on impaired loans, which was recognized using the cash basis method.
                      Part I.  Financial Information
                                 (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

First nine months of 1995 compared to first nine months of 1994

     Net income for the nine months ended September 30, 1995 reached $6,514,000 compared to $6,298,000 for the comparable period in 1994, a $216,000 or 3.4% increase. Earnings per share were $2.05 in 1995 compared to $1.97 in 1994, an $.08 or 3.4% increase. Return on average assets reached 1.26% in 1995, comparing favorably to the 1.21% in 1994.

     Earnings increased principally as a result of a $287,000 or 1.3% increase in net interest income, which reached $23,199,000 in 1995. On a fully taxable equivalent basis, net interest income increased $232,000 from $23,642,000 in 1994 to $23,874,000, less than a 1% increase. This increase in net interest income resulted from the 6 basis point rise in the net interest margin offset by a decrease of $1,535,000 in average earning assets. The rise in the net interest margin was the result of the change in the composition of earning assets to loans from investments. Average earning assets fell due to the decrease in deposits of $12,080,000 offset by earnings retained over the period.

     The provision for loan losses increased $55,000 or 4.7% as a result of the significant loan growth and the change in loan composition towards larger commercial loans.

     Noninterest income advanced $74,000 or 2.1% as trust income increased $92,000 and service charges on deposit accounts rose $116,000 as a result of price increases. The increases in these categories offset the decline of $139,000 in other service charges, commissions, fees and $91,000 in fees on annuity sales as a result of decreased sales volume.

     Noninterest expenses declined $59,000 or .4% as a result of the $379,000 decrease in FDIC insurance expense offset by a $251,000 increase in salaries and employee benefits expense. The decrease in FDIC insurance expense is principally the result of a $357,000 refund from the FDIC for premiums paid in excess of those required to maintain the Bank insurance Fund. Without this $357,000 refund, noninterest expenses would have been $16,702,000 for the first nine months of 1995. Under this scenario, noninterest expenses would have increased $298,000 or 1.8% over the prior period. Salaries and employee benefits expense increased as a result of regular salary merit raises.

     Assets totaled $692,781,000 at September 30, 1995, a $6,437,000 or less than 1% increase over the prior year. Loans grew $34,400,000 or 8.6% over the period to $433,047,000 at September 30, 1995. This increase was principally the result of growth in the commercial loan portfolio. This loan growth has been funded by conversion of money market investments and maturities of investment securities. Money market investments declined $21,184,000 or 74.3% over the period, while investment securities displayed a $7,353,000 or 3.4% decrease. Deposits supporting these assets decreased $5,026,000 to $609,696,000 at September 30, 1995. This decrease reflects heightened competition among banks for deposits. Shareholders' equity reached $74,231,000 at September 30, 1995, a $6,399,000 or 9.4% increase over the year. Total capital as a percentage of risk-weighted assets was 19.28% at September 30, 1995 compared to 19.31% at September 30, 1994. The Corporation's leverage capital ratio at September 30, 1995 was 10.64%.

     Asset quality showed improvement over the year. The nonperforming assets to loans, other real estate owned and other repossessions ratio improved from .49% in 1994 to .33% in 1995.

     The reserve for possible loan losses totaled $5,697,000 at September 30, 1995 up from $4,925,000 at September 30, 1994. The reserve for possible loan losses to nonperforming loans ratio also increased to 419.21%, which represented more than $4 of reserve coverage for every $1 of nonperforming loans.

     The Bank has identified several internal sources available for liquidity management. First and foremost is the Bank's core deposit base, consisting of deposits from customers with long-standing relationships with the Bank. Substantial internal funding can also be derived from the Bank's investment portfolio. The portfolio provides liquidity through the sale of securities available for sale and cash flows derived from maturities.

     In addition to internal funding, the Bank has numerous external funding sources. These sources provide ample funding to meet the short- and long-term needs.

     The Corporation adopted FAS No. 114 and No. 118 on a prospective basis on January 1, 1995. FAS No. 114 established standards to determine in which circumstances a creditor should measure impairment of a loan based on either the present (discounted) value of future cash flows related to the loan, the market value of the loan or the fair value of the underlying collateral. FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", modified FAS No. 114 permitting creditors to use existing methods for recognizing interest income on impaired loans. Adoption of these standards did not have a material effect on the Corporation's financial statements.

Third quarter 1995 compared to third quarter 1994

     Net income for the third quarter of 1995 totaled $2,366,000 an increase of $100,000 or 4.4%. Per share results were $.75 in 1995 versus $.71 in 1994.

     The rise in earnings was primarily the result of decreased noninterest expense, which declined $265,000. Net interest income on a fully taxable equivalent basis slipped from $8,063,000 in 1994 to $7,901,000 in 1995, a $162,000 or 2.0% decrease. Exclusive of the taxable equivalent adjustment, quarterly net interest income also declined $162,000 or 2.1% to $7,659,000 in 1995. The net interest margin slipped 17 basis points to 4.71% in 1995 from 4.88% in 1994. Average earning assets grew to $665,077,000 in 1995 from $655,599,000, a $9,478,000 or 1.4% increase.

     The provision for loan losses decreased $15,000 or 3.8%. Such provisions were a result of an analysis of the adequacy of the reserve for possible loan losses in connection with a review of the Bank's loan portfolio.

     Noninterest income rose $16,000 or 1.4% principally as a result of increased service charges on deposit accounts. Noninterest expense declined $265,000 or 4.9% primarily as a result of a $364,000 decrease in FDIC insurance expense. This category declined as a result of the refund from the FDIC.

Third quarter 1995 compared to second quarter 1995

     Net income for the third quarter of 1995 was $2,366,000 compared to $2,231,000 for the second quarter of the year, a $135,000 or 6.1% increase. On a per share basis, net income rose to $.75 from $.70, also a 6.1% increase.

     The increase in net income was due to decreased noninterest expense offset by declines in net interest income and noninterest income. Net interest income on a fully taxable equivalent basis declined from $8,058,000 in the second quarter to $7,901,000 in the third quarter, a $157,000 or 1.9% decrease. Excluding the taxable equivalent adjustment, net interest income slipped to $7,659,000, a decline of $186,000 or 2.4%. This decrease was the result of the net interest margin shrinking from 4.91% in the second quarter to 4.71% in the third quarter, a 20 basis point decrease. A shift in the composition of our deposits to higher cost deposits resulted in the margin shrinkage. The decrease in the margin was offset by a $7,156,000 or 1.1% increase in earning assets which reached $665,077,000 during the third quarter.

     The provision for possible loan losses increased $35,000 to $375,000 for the current quarter from $340,000 in the second quarter. This provision was increased as a result of significant loan growth and the change in loan composition towards larger commercial loans.

     Noninterest income declined $185,000 or 14.0% due to a $160,000 decrease in trust income and a $22,000 decline in other service charges, commissions, and fees, due principally to a decrease in letter of credit fees.

     Total noninterest expense decreased $557,000 or 9.9% as a result of lower FDIC insurance expense and other expenses. FDIC insurance expense decreased $356,000 as a result of the refund from the FDIC which occurred in the third quarter. Other expenses declined $132,000 due to decreases in various miscellaneous expense categories.

     Total assets declined to $692,781,000 at September 30, 1995, a $12,660,000 or 1.8% decrease. Money market investments decreased $32,814,000 or 81.8% and were deployed in loans, which increased $13,600,000 or 3.2% to $433,047,000 at September 30, 1995. Deposits
supporting these assets followed the same trend, declining $14,469,000 or 2.3% to $609,696,000 at September 30, 1995. Shareholders' equity reached $74,231,000 at September 30, 1995, a $1,304,000 or 1.8% as a
result of earnings retention.


                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibit 27:  Financial Data Schedule

    The registrant filed no Form 8-K Current Report during the third quarter ended September 30, 1995.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Southwest National Corporation
                               (Registrant)



November 10, 1995                        /s/ David S. Dahlmann
     Date                                   David S. Dahlmann
                                 President and Chief Executive Officer



November 10, 1995                         /s/ Donald A. Lawry
     Date                                    Donald A. Lawry
                                         Secretary and Treasurer
                                        (Chief Financial Officer)


                               EXHIBIT INDEX

Exhibit No. Per Table
Under Item 601 of
Regulation S-K

     27                     Financial Data Schedule