Form 10-K
period 1995-12-31
SOUTHWEST NATIONAL CORP
filed 1996-03-28
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                     FORM 10-K

     (Mark One)
     [ X ]  Annual Report Pursuant to Section 13 or 15 (D) of the
                 Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                          or

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For the transition period from           to
                                            -------       -------

                               Commission file number 0-11026


                               SOUTHWEST NATIONAL CORPORATION
                   (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         25-1409649
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)



                                   111 SOUTH MAIN STREET
                              GREENSBURG, PENNSYLVANIA  15601
                          (Address of principal executive offices)
                                          (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (412) 834-2310


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT Title of each class: None
Name of each exchange on which registered: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                           Common stock ($2.50 par value)
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates was $94,601,035 based on the reported closing bid in the NASDAQ system as of February 29, 1996.

Number of outstanding shares of registrant's common stock as of Feburary 29, 1996: 3,180,787.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report of Southwest National Corporation are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Annual Meeting of Shareholders to be held April 16, 1996 (the "Proxy Statement") are incorporated by reference into Part III.

                            SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-K
                                          Index

                                                                          Page
PART I.                                                                   1-5

         Item 1.  Business                                                1
         Item 2.  Properties                                              5
         Item 3.  Legal Proceedings                                       5
         Item 4.  Submission of Matters to a Vote of Security Holders     5

PART II.                                                                  5-6

         Item 5.  Market for the Registrant's Securities and Related
                   Stockholder Matters                                    5
         Item 6.  Selected Financial Data                                 6
         Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    6
         Item 8.  Financial Statements and Supplementary Data             6
         Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    6

PART III.                                                                 6-7

         Item 10. Directors and Executive Officers of the Registrant      6
         Item 11. Executive Compensation                                  7
         Item 12. Security Ownership of Certain Beneficial Owners
                   and Management                                         7
         Item 13. Certain Relationships and Related Transactions          7

PART IV.                                                                  7-8

         Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                            7-8

Signatures                                                                9-10

Exhibit Index                                                             11


PART I.

Item 1.  Business

Southwest National Corporation

Southwest National Corporation (the "Corporation") is a Pennsylvania Corporation which was organized November 6, 1981 at the direction of Southwest National Bank of Pennsylvania (the "Bank") for the purpose of engaging in the business of a bank holding company and of owning all of the outstanding common stock of the Bank. The Corporation is engaged principally in commercial banking activities through its banking subsidiary. The business of the Bank has been carried on since July 1, 1982, by a wholly-owned subsidiary of the Corporation, also named Southwest National Bank of Pennsylvania. As used herein, the Bank means the former Bank prior to July 1, 1982 and the present Bank since that date.

The Corporation has no other subsidiaries and no other significant assets or liabilities. The Corporation's only business activity is holding all of the stock of the Bank and has no plans to change that activity.

Southwest National Bank of Pennsylvania

The Bank is a national banking association organized under the laws of the United States in 1900. Its deposits are insured by the Federal Deposit Insurance Corporation and the Bank is a member of the Federal Reserve System. Through 16 locations in Westmoreland and Allegheny counties, Pennsylvania, the Bank engages in full-service commercial banking, retail banking, and trust activities serving a primary market area within a 35 mile radius of its headquarter's office. Deposit services offered by the Bank include savings accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts and checking accounts. Lending services include commercial loans to businesses and governmental units, construction financing, real estate and mortgage loans, as well as installment, home improvement, home equity and personal credit lines, credit card, automobile and other consumer loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. In addition to depository and lending services, the Bank provides various other services including night deposit facilities, safe deposit boxes, collection services and discount brokerage services. The Bank is also involved in a third-party arrangement with a financial services company to make mutual funds and annuities available to Bank customers. A wide range of trust and financial management services is offered including administration of estates, trust and agency accounts, employee benefit services and other personal and fiduciary services.

The Bank serves customers through a network of 15 automated teller machines
(ATMs), 13 of which provide access to routine financial services 24 hours a day. These ATMs are connected to a super regional ATM network, MAC (at this point in the 10-K there appears a registered trademark), which covers 40 states with approximately 19,000 machines. The Bank is also a member of a national ATM network, Cirrus (at this point in the 10-K there appears a registered trademark), which makes it possible for customers to access machines throughout the United States, Canada and many countries throughout the world.

The Bank ended the year with a staff of 389 employees which was comprised of 343 full-time and 46 part-time employees. Full-time equivalent employees averaged 372 in 1995.

COMPETITION

The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similar activities. Other commercial banks ranging in size from one-office community banks to local branches of multi-billion dollar Pittsburgh-based banks conduct business in the same primary service area as the Bank's 16 offices. Technological innovation has also led to greater competition as well. With the advent of automated transfer payment systems, competition between depository and nondepository institutions has increased. These sources of competition include savings and loan associations, credit unions, brokerage firms, money market mutual funds, finance and insurance companies, mortgage banking firms and retail establishments.

SUPERVISION AND REGULATION

The Corporation, as a bank holding company, is subject to regulation under the Federal Bank Holding Company Act of 1956 as amended (the "Act"). Pursuant to the Act, the Corporation is required to file certain reports with the Board of Governors of the Federal Reserve System (the "Board") and is subject to examination by the Board. With respect to nonbanking investments and activities, the Act generally precludes the Corporation from engaging in, or acquiring more than 5% of the voting shares of any company engaged in nonbanking activities unless the Board has determined, by order or regulation, that such proposed activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Act prohibits, except with the prior approval of the Board, the acquisition by a bank holding company of more than 5% of the outstanding voting shares of any domestic bank. Also, the Act and regulation of the Board prohibit a bank holding company and its subsidiary from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

A fundamental principle underlying the Federal Reserve's supervision and regulation of bank holding companies, is that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Banks in turn are to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. The bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.

Limitations on dividends from the Bank to the Corporation are described on page 20 of the 1995 Annual Report and is herein incorporated by reference.

The Bank is subject to regulation by the Office of the Comptroller of the Currency (OCC). In addition, the Bank is insured by and therefore subject to the authority of the Federal Deposit Insurance Corporation (FDIC).

In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted which, among other things, was intended to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards. FDICIA establishes five capital tiers to be defined in implementing regulations to be adopted: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". An undercapitalized institution is prohibited from making capital distributions and may be required to submit a capital plan, restrict asset growth and limit new lines of business. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

Pursuant to FDICIA, the federal regulatory agencies adopted regulations defining the five capital tiers. Under these regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. The Bank currently exceeds the minimum capital and leverage ratio requirements and, accordingly, is considered "well capitalized" under the numerical capital standards. In addition, under the regulations the regulators can downgrade the capital status of a depository institution under certain circumstances.

Under FDICIA, regulations became effective June 16, 1992 governing the receipt of brokered deposits based on the institution's capital rating. These regulations do not have a material effect on the Bank's results of operations.

Other FDICIA revisions included the imposition of specific accounting and reporting requirements and risk-based assessments for FDIC insurance. Effective January 1, 1993, the FDIC adopted a risk-based assessment system under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. Implementation of the new assessment system did not have a material effect on the Bank's results of operations.

FDICIA contains numerous other provisions including termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards including real estate lending and capital adequacy. FDICIA requires Federal regulators to promulgate regulations to implement the law's provisions. Until all these regulations are adopted, the full effect of FDICIA on the Bank will remain uncertain.

Earlier this year the FDIC announced a reduction in premiums for member banks when the Bank Insurance Fund reached its Congressionally mandated reserve target. As a result, the assessment rate fell from 23 cents to 4 cents per $100 of insured deposits, an 82.6% decline.

Future assessment rates will be based on capital levels and bank regulation ratings as is required by FDICIA. The FDIC premium related to the Bank Insurance Fund has been eliminated for at least the first half of 1996.

MONETARY POLICY AND ECONOMIC CONTROLS

The earnings of the Bank, and therefore the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. The policies of the Board, which regulates the national supply of bank credit, have a significant effect on the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid for deposits.

As a result of changing conditions in the economy and the effect of the Board's credit policies, no prediction can be made as to possible future changes in loan demand, deposit levels, interest rates or to their effect on the business and earnings of the Corporation and its subsidiary.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Information regarding statistical disclosure for bank holding companies required by Securities Act Industry Guide 3 is set forth in the portions of the 1995 Annual Report which are incorporated herein by reference.

   I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

Information required by this section is presented on pages 33 through 36, 43 and 47 of the 1995 Annual Report and is incorporated herein by reference.

 II.  Investment Portfolio

Information required by this section is presented on page 40 of the 1995 Annual Report and is incorporated herein by reference.

III.  Loan Portfolio

Information required by this section is presented on pages 40, 41 and 43 of the 1995 Annual Report and is incorporated herein by reference.

 IV.  Summary of Loan Loss Experience

Information required by this section is presented on page 42 of the 1995 Annual Report and is incorporated herein by reference.

  V.  Deposits

Information required by this section is presented on pages 23, 34 and 35 of the 1995 Annual Report and is incorporated herein by reference.

 VI.  Return on Equity and Assets

Information required by this section is presented on page 47 of the 1995 Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME                AGE              POSITION WITH REGISTRANT
     David S. Dahlmann           46      President and Chief Executive Officer
     Irving A. Pratt             62      Vice President
     Robert J. Stack             45      Vice President
     Donald A. Lawry             45      Secretary and Treasurer


David S. Dahlmann was elected Chief Executive Officer in April, 1991; he had previously served as President of the Corporation since September, 1990. Irving A. Pratt was elected Vice President in July, 1991. Robert
J. Stack was elected Vice President in September, 1993. Donald A. Lawry was elected Secretary and Treasurer in July, 1989; he had previously served as Controller of the Corporation since 1986. After the Annual Meeting of the shareholders, the Board has a reorganization meeting and elects the executive officers. The positions held by the present executive officers in the Registrant's subsidiary during the past five years are as follows:

      NAME             TERM                    POSITION WITH BANK
David S. Dahlmann    1991-1995        President and Chief Executive Officer
Donald A. Lawry      1991-1995        Executive Vice President
Irving A. Pratt      1991-1995        Executive Vice President
Robert J. Stack      1991-1995        Executive Vice President


Item 2.  Properties

The principal executive office of the Corporation and Bank is located at 111 South Main Street, Greensburg, Pennsylvania. This seven story building is owned by the Bank, which occupies the entire building. At December 31, 1995, the Bank owned 12 properties in fee and leased 6 others that were used in its operations. These leases expire intermittently through 2018. Nearly all leases include renewal provisions at the option of the lessee. In addition, the Bank owns other real property which, when considered in the aggregate, is not material to its operations.

Item 3.  Legal Proceedings

Information required by this section is presented on page 27 of the 1995 Annual Report and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II.

Item 5.  Market for the Registrant's Securities and Related Stockholder
Matters

Dividends are declared quarterly by the Board of Directors.

Other information required by this section is presented on pages 20, 29, 38 and 47 of the 1995 Annual Report and is incorporated herein by reference.

Item 6.  Selected Financial Data

Information required by this section is presented on pages 19, 20, 29, 46 and 47 of the 1995 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this section is presented on pages 27 and 32 through 45 of the 1995 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and schedules required for the Annual Report of the Registrant are included in the following index. Page numbers refer to pages of the 1995 Annual report and are incorporated herein by reference:

                                                                       Page
       Management's Statement on Financial Reporting                    31

       Independent Auditors' Report                                     31

       Financial Statements:

         Consolidated Balance Sheet as of December 31, 1995 and 1994    16

         Consolidated Statement of Income for the years ended
          December 31, 1995, 1994 and 1993                              15

       Consolidated Statement of Changes in Shareholders' Equity
        for the years ended December 31, 1995, 1994 and 1993            17

       Consolidated Statement of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993                                18

       Notes to Consolidated Financial Statements                       19 - 30


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Information required by this section is presented on pages 2, 3 and 4 of the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this section is presented on pages 6, 7 and 8 of the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this section is presented on pages 2, 3 and 10 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this section is presented on page 5 of the Proxy Statement and is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The financial statements and schedules required for the Annual Report of the Registrant are included in the following index. Page numbers refer to pages of the 1995 Annual Report and are incorporated herein by reference.


                                                                    Page
        Management's Statement on Financial Reporting                31

        Independent Auditors' Report                                 31

 (A)(1) Financial Statements:
         Consolidated Balance Sheet as of December 31, 1995 and
          1994                                                       16
         Consolidated Statement of Income for the years ended
          December 31, 1995, 1994 and 1993                           15
         Consolidated Statement of Changes in Shareholders' Equity
          for the years ended December 31, 1995, 1994 and 1993       17
         Consolidated Statement of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                           18
         Notes to Consolidated Financial Statements                  19 - 30

 (A)(2) Financial statement schedules:
         No schedules are listed since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

 (A)(3) Exhibits:
         The Exhibits listed on the Exhibit Index on page 11 of this document are filed herewith in response to this item.



    (B) Reports on Form 8-K:
         The Registrant filed no Form 8-K Current Report during the fourth quarter of the year ended December 31, 1995.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Southwest National Corporation

By (Signature and Title)       /s/ David S. Dahlmann
                                  David S. Dahlmann
                          President and Chief Executive Officer

Date  February 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

       Signature                   Title                          Date
/s/ Ray T. Charley               Director                 February 20, 1996
      Ray T. Charley


/s/ James A. Critchfield, Jr.    Director                 February 20, 1996
      James A. Critchfield, Jr.


/s/ David S. Dahlmann            President and Chief      February 20, 1996
      David S. Dahlmann           Executive Officer;
                                  Director


/s/ Charles E. Henry             Director                 February 20, 1996
      Charles E. Henry


/s/ A. Richard Kacin             Director                 February 20, 1996
      A. Richard Kacin


/s/ Alexander H. Lindsay, Jr.    Director                 February 20, 1996
      Alexander H. Lindsay, Jr.


/s/ Joseph V. Morford, Jr.       Director                 February 20, 1996
      Joseph V. Morford, Jr.


           Signature                  Title                       Date
/s/ James W. Newill              Director                 February 20, 1996
      James W. Newill


/s/ Timothy T. Reese             Director                 February 20, 1996
      Timothy T. Reese


/s/ John A. Robertshaw, Jr.      Director                 February 20, 1996
      John A. Robertshaw, Jr.


/s/ Laurie Stern Singer          Director                 February 20, 1996
      Laurie Stern Singer


/s/ William W. Thomson           Director                 February 20, 1996
      William W. Thomson


/s/ Donald A. Lawry             Secretary and Treasurer   February 20, 1996
      Donald A. Lawry       (Principal Financial Officer)



                                    SOUTHWEST NATIONAL CORPORATION
                                       EXHIBITS TO ANNUAL REPORT
                                         on FORM 10-K for the
                                      YEAR ENDED DECEMBER 31, 1995



                                              EXHIBIT INDEX



Exhibit No.                                                           Sequential
Per Table                                                               Page No.
Under Item 601 of                                                        Where
Regulation S-K                                                           Found

(13) Annual Report to Security Holders for the year ended December 31, 1995 (filed as an exhibit solely to the extent portions thereof are specifically incorporated herein by reference in the Form 10-K Report to which this Exhibit
                   Index relates).

(21) Subsidiaries of the Registrant (incorporated herein by reference to page 1 of this document).

(22) Published report regarding matters submitted to vote of security holders (the Proxy Statement for Annual
                   Meeting of Shareholders to be held April 16, 1996 is filed as an exhibit solely to the extent portions thereof are specifically incorporated herein by reference in the Form 10-K Report to which this
                   Exhibit Index relates).

(27)               Financial Data Schedule.
