Form 10-Q
period 1996-03-31
SOUTHWEST NATIONAL CORP
filed 1996-05-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

 (Mark One)
 [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1996

                                          or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                For the transition period from ______ to ______

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                              Outstanding at May 13, 1996
Common Stock, $2.50 Par Value                           3,180,787

                               SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-Q INDEX
                              FOR QUARTER ENDED MARCH 31, 1996

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Southwest National Corporation and Subsidiary
        Consolidated Statement of Income                             1
        Consolidated Balance Sheet                                   2
        Consolidated Statement of Changes in Shareholders' Equity    3
        Consolidated Statement of Cash Flows                         4
        Notes to Consolidated Financial Statements                   5


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      6-7



PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                   7



SIGNATURES                                                           8



Part I.  Financial Information
Item 1.  Financial Statements  (Unaudited)



          Southwest National Corporation and Subsidiary
                  Consolidated Statement of Income
             (in thousands, except per share amounts)

                                                        Three months
                                                       ended March 31,
                                                      1996        1995
INTEREST INCOME
Interest and fees on loans                           $ 9,418     $ 8,972
Interest on money market investments:
  Interest bearing deposits with banks                     2           2
  Federal funds sold                                     314         457
Interest and dividends on investment securities:
  U.S. Treasury securities and obligations of
    U.S. government agencies and corporations          1,748       1,528
  Obligations of states and political subdivisions       290         338
  Collateralized mortgage obligations                  1,097       1,136
  Other securities                                        40          40
                                                     -------------------
     Total interest income                            12,909      12,473

INTEREST EXPENSE
Interest on deposits                                   5,119       4,724
Interest on short-term borrowings                         46          15
Interest on long-term borrowings                          38          39
                                                     -------------------
     Total interest expense                            5,203       4,778
                                                     -------------------
     Net interest income                               7,706       7,695
Provision for possible loan losses                       450         510
                                                     -------------------
     Net interest income after provision
       for possible loan losses                        7,256       7,185

NONINTEREST INCOME
Trust income                                             386         354
Service charges on deposit accounts                      536         507
Other service charges, commissions, and fees             147         152
Other income                                             288          88
                                                     -------------------
     Total noninterest income                          1,357       1,101

NONINTEREST EXPENSE
Salaries and employee benefits                         2,766       2,680
Net occupancy expense                                    524         438
Equipment expenses and data processing fees              809         801
Pennsylvania shares tax                                  164         153
FDIC insurance expense                                    18         342
Other expenses                                         1,183       1,190
                                                     -------------------
     Total noninterest expense                         5,464       5,604
                                                     -------------------
Income before income taxes                             3,149       2,682
Income taxes                                             926         765
                                                     -------------------
NET INCOME                                            $2,223      $1,917
                                                     ===================

Per share (based on 3,180,787 average common
  shares in 1996 and 3,189,866 in 1995)
     Net income                                        $ .70       $ .60
     Cash dividends                                      .30         .28

         See accompanying notes to consolidated financial statements.

                  SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                     March 31,  December 31,  March 31,
                                       1996        1995         1995
ASSETS
Cash and due from banks               $24,162       $25,254    $23,368
Money market investments:
  Int. bearing deposits with banks         20           108        149
  Federal funds sold                   11,200        12,200     43,700
                                     ----------------------------------
    Total money market investments:    11,220        12,308     43,849
Investment securities:
  Securities available for sale       145,457       139,895     99,575
  Securities held to maturity
   (market values: $70,124;
   $71,981 and $91,906)                70,875        71,991     94,722
                                     ----------------------------------
    Total investment securities       216,332       211,886    194,297

Loans, net of unearned income of
 $458; $643 and $1,609                451,493       446,917    414,787
Less: reserve for possible loan
 losses                                (5,723)       (5,651)    (5,342)
                                     ----------------------------------
  Loans, net                          445,770       441,266    409,445

Bank premises and equipment             8,326         8,266      7,390
Other assets                           13,206        11,836     12,231
                                     ----------------------------------
    Total assets                     $719,016      $710,816   $690,580
                                     ==================================

LIABILITIES
Deposits
  Noninterest bearing demand         $ 98,100      $100,811    $99,879
  NOW accounts                         53,020        53,014     56,191
  Savings                             240,366       235,809    245,376
  Time                                238,723       234,151    211,539
                                     ----------------------------------
    Total deposits                    630,209       623,785    612,985
Short-term borrowings                   4,366         3,441      2,028
Long-term borrowings                    1,895         1,907      1,942
Other liabilities                       5,166         4,473      3,449
                                     ----------------------------------
    Total liabilities                 641,636       633,606    620,404

SHAREHOLDERS' EQUITY
Common stock                            7,952         7,952      7,952
Surplus                                31,760        31,760     31,760
Retained earnings                      37,660        36,392     32,006
Net unrealized gain (loss) on
 securities available for sale              8         1,106     (1,542)
                                     ----------------------------------
    Total shareholders' equity         77,380        77,210     70,176
                                     ----------------------------------
    Total liabilities and
     shareholders' equity            $719,016      $710,816   $690,580
                                     ==================================


See accompanying notes to consolidated financial statements.

              Southwest National Corporation and Subsidiary
         Consolidated Statement of Changes in Shareholders' Equity
                              (in thousands)

                                      Unrealized gain          Total
           Common         Retained  (loss) on securities   shareholders'
            stock Surplus earnings   available for sale       equity
Balance at
 January 1,
 1995      $7,981 $31,760  $31,262         ($2,901)          $68,102
Net income     --      --    1,917              --             1,917
Cash
 dividends     --      --     (894)             --              (894)
Retirement
 of common
 stock        (29)     --     (279)             --              (308)
Net
 unrealized
 gain on
 securities
 available
 for sale      --      --       --           1,359             1,359
          -----------------------------------------------------------
Balance at
 March 31,
 1995      $7,952 $31,760  $32,006         ($1,542)          $70,176
          ===========================================================

Balance at
 January 1,
 1996      $7,952 $31,760  $36,392          $1,106           $77,210
Net income     --      --    2,223              --             2,223
Cash
 dividends     --      --     (955)             --              (955)
Net
 unrealized
 loss on
 securities
 available
 for sale      --      --       --           (1,098)          (1,098)
          -----------------------------------------------------------
Balance
 at
 March 31,
 1996      $7,952 $31,760  $37,660               $8          $77,380
          ===========================================================

      See accompanying notes to consolidated financial statements.

             Southwest National Corporation and Subsidiary
                 Consolidated Statement of Cash Flows
                            (in thousands)
                                                       Three months
                                                          ended
                                                         March 31,
                                                       1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $2,223    $1,917
Adjustments to reconcile net income to net
 cash from operating activities:
    Depreciation                                        305       284
    Provision for loan losses                           450       510
    Increase (decrease) in net interest
     receivable/payable                                (209)    1,095
    Net increase (decrease) from other
     operating activities                              (248)      428
                                                    ------------------

      Net cash from operating activities              2,521     4,234


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of inv. securities
 (available for sale)                                20,206    10,051
Purchase of investment securities (available for
 sale)                                              (27,461)        0
Proceeds from maturities of inv. securities
 (held to maturity)                                   1,113     2,222
Purchase of investment securities
 (held to maturity)                                       0         0
Net increase in loans made to customers              (4,576)   (3,018)
Net property and equipment expenditures                (365)      (67)
                                                    ------------------
     Net cash used for investing activities         (11,083)    9,188


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                              6,424       910
Net increase in short-term borrowings                   925     1,385
Repayment of long-term borrowings                       (12)      (11)
Dividends paid                                         (955)     (894)
Retirement of common stock                                0      (308)
                                                    ------------------
     Net cash from financing activities               6,382     1,082
                                                    ------------------

     Net change in cash and cash equivalents        ($2,180)  $14,504
                                                    ==================

Cash and cash equivalents at beginning of period    $37,562   $52,713
Cash and cash equivalents at end of period           35,382    67,217
                                                    ------------------
     Net change in cash and cash equivalents        ($2,180)  $14,504
                                                    ==================

CASH PAID DURING THE PERIOD FOR:
Interest                                             $3,275    $3,045
Income taxes                                            131         0


Transfers from loans to other real estate owned and other repossessions totaled $255 thousand and $148 thousand in 1996 and 1995, respectively.

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

SOUTHWEST NATIONAL CORPORATION
AND SUBSIDIARY


                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies have not changed since the last reporting period, except for the accounting for impairment of long-lived assets, which is discussed in Note 3 below.

    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Southwest National Corporation (the Corporation) include the accounts of the Corporation and its wholly-owned subsidiary, Southwest National Bank of Pennsylvania (the Bank). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items previously reported have been reclassified to conform with the current year's classifications. In the opinion of management, all normal recurring adjustments necessary for fair presentation of the financial position and results of operations for the periods have been included.


2.  INVESTMENT SECURITIES

    Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. An $8,000, net of tax, unrealized gain on securities classified as available for sale at March 31, 1996, was recorded as a separate component of shareholders' equity.


3.  ADOPTION OF NEW ACCOUNTING STANDARDS

    On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of this standard did not have a material affect on the Corporation's financial position or results of operations.

                          PART I.  FINANCIAL INFORMATION
                                     (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

    Net income for the first quarter of 1996 was $2,223,000, an increase of $306,000 or 16.0% compared to the same quarter last year. Per share earnings increased to $.70 in 1996 from $.60 in 1995, a 16.7% rise. Return on assets amounted to 1.25% up from the 1.13% reported in 1995.

    The growth in earnings was primarily the result of higher noninterest income up $256,000 (23.3%) -- $199,000 related to the gain recognized on the sale of available for sale securities -- and reduced noninterest expense down $140,000 (2.5%) as net interest income remained flat from year to year. Excluding the security transaction, earnings would have risen $175,000 (9.1%).

    Net interest income on a fully taxable equivalent basis increased slightly to $7,935,000 from $7,916,000. Excluding the taxable equivalent adjustment, net interest income also increased slightly to $7,706,000 from $7,695,000. The net interest margin fell 18 basis points to 4.71% for the quarter compared to the 4.89% registered in the same quarter last year.
The decrease in the margin resulted from two factors: a declining yield on earning assets due to the lower rate environment and the continued shift in deposit composition to higher cost funds, principally certificates of deposit. Average earning assets rose to $675,535,000 for the period up $31,461,000 (4.9%) compared to 1995 which offset the decline in the net interest margin.

    Noninterest income advanced $256,000 (23.3%) amounting to $1,357,000 for the quarter. This rise was primarily due to the gain of $199,000 recorded on the sale of available for sale investment securities. Trust income rose $32,000 (9.0%) as the result of increased fees recognized in the personal trust sector. Service charges on deposit accounts rose $29,000 (5.7%) due to increases in fees charged for certain services. Other income rose period to period $200,000 as a result of the previously mentioned security gains.

    Noninterest expense decreased $140,000 (2.5%) amounting to $5,464,000 for the quarter. Salaries and employee benefits rose $86,000 (3.2%) as a result of normal merit increases for existing staff partially offset by a lower full-time equivalent level of employees. Net occupancy expense also rose $86,000 (19.6%) as a result of increases in most categories primarily due to the severe winter weather of 1996. The FDIC Insurance expense dropped $324,000 because of the significant premium reductions compared to last year. Excluding the deposit insurance premiums, noninterest expense would have risen $184,000 (3.5%) period to period.

    At March 31, 1996 assets totalled $719,016,000 up $28,436,000 (4.1%)
compared to $690,580,000 at March 31, 1995. During the same period loans rose $36,706,000 (8.9%) and investment securities rose $22,035,000 (11.3%).
Deposits also improved totalling $630,209,000 at March 31, 1996 up $17,224,000 (2.8%) from the prior year which helped to fund earning asset growth.

    Shareholders' equity at March 31, 1996 totalled $77,380,000 up $7,204,000 (10.3%) over March 31, 1995. Shareholders' equity includes an unrealized gain on securities net of tax of $8,000 and an unrealized loss net of tax of $1,542,000 at March 31, 1996 and March 31, 1995, respectively. Total capital as a percentage of risk-weighted assets was 18.90% at March 31, 1996 compared to 19.10% at March 31, 1995. The Corporation's leverage capital ratio rose to 10.85% at March 31, 1996.

    Nonperforming assets and loans past due rose from period end to period end. All asset quality ratios declined period to period as the trend of delinquencies has been rising, primarily in the consumer sector. However, Southwest's ratios still compare favorably to our peer group. Generally, this trend has been an industry-wide issue.

    On January 1, 1996 the Corporation adopted FAS No. 121. This statement establishes guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for assets to be held and used, as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions and other servicing rights and deferred tax assets. Adoption of this standard did not have a material effect on the Corporation's financial position or results of operations.

FIRST QUARTER 1996 COMPARED TO FOURTH QUARTER 1995 - BALANCE SHEET

    Assets and deposits funding those assets were relatively flat period to period growing by approximately 1.0%. Shareholders' equity also remained flat period to period.

    Asset quality ratios declined from December 31, 1995 to March 31, 1996 as delinquencies continued to trend upwards. Total capital as a percentage of risk-weighted assets declined slightly to 18.90% at March 31, 1996 from 19.10% at December 31, 1995 as the leverage capital ratio remained basically unchanged period to period.



                                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibit 27:  Financial Data Schedule.

    The registrant filed no Form 8-K Current Report during the first quarter ended March 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Southwest National Corporation
                               (Registrant)



 May 13, 1996                            /s/ David S. Dahlmann
     Date                                   David S. Dahlmann
                                 President and Chief Executive Officer



 May 13, 1996                             /s/ Donald A. Lawry
     Date                                    Donald A. Lawry
                                         Secretary and Treasurer
                                        (Chief Financial Officer)