Form 10-Q
period 1996-06-30
SOUTHWEST NATIONAL CORP
filed 1996-08-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

 (Mark One)
 [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996

                                          or

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

           Class                            Outstanding at August 12, 1996
Common Stock, $2.50 Par Value                         3,180,787

                               SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-Q INDEX
                              FOR QUARTER ENDED JUNE 30, 1996

                                                                    PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Southwest National Corporation and Subsidiary
        Consolidated Statement of Income                             1
        Consolidated Balance Sheet                                   2
        Consolidated Statement of Changes in Shareholders' Equity    3
        Consolidated Statement of Cash Flows                         4
        Notes to Consolidated Financial Statements                   5


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      6-8



PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                   8



SIGNATURES                                                           9

Part I.  Financial Information
Item 1.  Financial Statements  (Unaudited)


                   Southwest National Corporation and Subsidiary
                           Consolidated Statement of Income
                       (in thousands, except per share amounts)

  Three months                                                 Six months
 ended June 30,                                              ended June 30,
  1996     1995                                               1996     1995
                     INTEREST INCOME
$9,473    $9,441     Interest and fees on loans             $18,891  $18,413
                     Interest on money market investments:
     0         2      Interest bearing deposits with banks        2        4
   343       632      Federal funds sold                        657    1,089
                     Interest and dividends on investment
                     securities:
                      U.S. Treasury securities and
                       obligations of U.S. government
 1,941     1,481       agencies and corporations              3,689    3,009
                      Obligations of states and political
   270       314       subdivisions                             560      652
 1,051     1,132      Collateralized mortgage obligations     2,148    2,268
    40        42      Other securities                           80       82
- ----------------                                            -----------------
13,118    13,044          Total interest income              26,027   25,517
                      INTEREST EXPENSE
 5,089     5,134      Interest on deposits                   10,208    9,858
    46        28      Interest on short-term borrowings          92       43
    37        37      Interest on long-term borrowings           75       76
- ----------------                                            -----------------
 5,172     5,199          Total interest expense             10,375    9,977
- ----------------                                            -----------------
 7,946     7,845          Net interest income                15,652   15,540
   450       340      Provision for possible loan losses        900      850
- ----------------                                            -----------------
                          Net interest income after
                           provision for possible
 7,496     7,505           loan losses                       14,752   14,690

                      NONINTEREST INCOME
   377       514      Trust income                              763      868
   557       561      Service charges on deposit accounts     1,093    1,068
                      Other service charges, commissions,
   179       159       and fees                                 326      311
    92        92      Other income                              380      180
- ----------------                                             ----------------
 1,205     1,326          Total noninterest income            2,562    2,427
                      NONINTEREST EXPENSE
 2,667     2,694      Salaries and employee benefits          5,433    5,374
   483       435      Net occupancy expense                   1,007      873
                      Equipment expenses and data
   807       802       processing fees                        1,616    1,603
   165       153      Pennsylvania shares tax                   329      306
    18       341      FDIC insurance expense                     36      683
 1,243     1,224      Other expenses                          2,426    2,414
- ----------------                                             ----------------
 5,383     5,649          Total noninterest expense          10,847   11,253
- ----------------                                             ----------------
 3,318     3,182      Income before income taxes              6,467    5,864
 1,004       951      Income taxes                            1,930    1,716
- ----------------                                             ----------------
$2,314    $2,231      NET INCOME                             $4,537   $4,148
================                                             ================

                      Per share (based on 3,180,787
                       average common shares in 1996
                       and 3,185,301 in 1995
 $ .73    $ .70          Net income                           $1.43    $1.30
   .30      .28          Cash dividends                         .60      .56


See accompanying notes to consolidated financial statements.

                  SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                      June 30,  December 31,   June 30,
                                        1996        1995         1995
ASSETS
Cash and due from banks                $26,125     $25,254      $26,677
Money market investments:
  Int. bearing deposits with banks           3         108          135
  Federal funds sold                    27,900      12,200       40,000
                                      ----------------------------------
    Total money market investments:     27,903      12,308       40,135
Investment securities:
  Securities available for sale        143,685     139,895      111,698
  Securities held to maturity
   (market values: $66,642; $71,981
    and $93,172)                        67,670      71,991       93,617

                                     ------------------------------------
    Total investment securities        211,355     211,886      205,315

Loans, net of unearned income of
 $306; $643 and $1,208                 450,004     446,917      419,447
Less: reserve for possible loan
 losses                                 (5,857)     (5,651)      (5,455)
                                     ------------------------------------
  Loans, net                           444,147     441,266      413,992

Bank premises and equipment              8,204       8,266        7,291
Other assets                            13,814      11,836       12,031
                                     ------------------------------------
    Total assets                      $731,548    $710,816     $705,441
                                     ====================================

LIABILITIES
Deposits
  Noninterest bearing demand          $100,014    $100,811      $99,680
  NOW accounts                          54,105      53,014       55,325
  Savings                              245,554     235,809      242,523
  Time                                 242,869     234,151      226,637
                                     ------------------------------------
    Total deposits                     642,542     623,785      624,165
Short-term borrowings                    5,073       3,441        2,641
Long-term borrowings                     1,882       1,907        1,930
Other liabilities                        4,028       4,473        3,778
                                     ------------------------------------
    Total liabilities                  653,525     633,606      632,514

SHAREHOLDERS' EQUITY
Common stock                             7,952       7,952        7,952
Surplus                                 31,760      31,760       31,760
Retained earnings                       39,020      36,392       33,346
Net unrealized gain (loss) on
 securities available for sale            (709)      1,106         (131)
                                     -------------------------------------
    Total shareholders' equity          78,023      77,210       72,927
                                     -------------------------------------
    Total liabilities and
     shareholders' equity             $731,548    $710,816     $705,441


See accompanying notes to consolidated financial statements.

              Southwest National Corporation and Subsidiary
         Consolidated Statement of Changes in Shareholders' Equity
                              (in thousands)

                                                Unrealized gain        Total
                  Common            Retained  (loss) on securities shareholders'
                   stock   Surplus  earnings   available for sale     equity
Balance at
 January 1, 1995   $7,981  $31,760  $31,262     ($2,901)             $68,102
Net income             --       --    4,148          --                4,148
Cash dividends         --       --   (1,784)         --               (1,784)
Retirement of
 common stock        ($29)      --     (280)         --                 (309)
Net unrealized
 gain on securities
 available for sale    --       --       --       2,770                2,770
                   -----------------------------------------------------------
Balance at
 June 30, 1995     $7,952  $31,760  $33,346       ($131)             $72,927
                   ===========================================================

Balance at
 January 1, 1996    7,952   31,760   36,392       1,106               77,210
Net income             --       --    4,537          --                4,537
Cash dividends         --       --   (1,909)         --               (1,909)
Net unrealized
 loss on securities
 available for sale    --       --       --      (1,815)              (1,815)
                  ------------------------------------------------------------
Balance at
 June 30, 1996     $7,952  $31,760  $39,020       ($709)             $78,023
                  ============================================================

See accompanying notes to consolidated financial statements.

             Southwest National Corporation and Subsidiary
                 Consolidated Statement of Cash Flows
                            (in thousands)
                                                        Six months
                                                          ended
                                                         June 30,
                                                       1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $4,537    $4,148
Adjustments to reconcile net income to net
 cash from operating activities:
  Depreciation                                         615       569
  Provision for loan losses                            900       850
  Increase (decrease) from net interest
   receivable/payable                                 (699)    1,242
  Net increase (decrease) from other
   operating activities                             (1,430)     (116)
                                                   -------------------
     Net cash from operating activities              3,923     6,693


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of inv. securities
 (available for sale)                               25,806    25,051
Purchase of investment securities
 (available for sale)                              (32,392)  (25,011)
Proceeds from maturities of inv. securities
 (held to maturity)                                  4,314     3,325
Purchase of investment securities
 (held to maturity)                                      0         0
Net increase in loans made to customers             (3,087)   (7,678)
Net property and equipment expenditures               (553)     (253)
                                                  -------------------
     Net cash used for investing activities         (5,912)   (4,566)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                            18,757    12,090
Net increase in short-term borrowings                1,632     1,998
Repayment of long-term borrowings                      (25)      (23)
Dividends paid                                      (1,909)   (1,784)
Retirement of common stock                               0      (309)
                                                  -------------------
     Net cash from financing activities             18,455    11,972
                                                  -------------------

     Net change in cash and cash equivalents       $16,466   $14,099
                                                  ===================

Cash and cash equivalents at beginning
 of period                                         $37,562   $52,713
Cash and cash equivalents at end of period          54,028    66,812
                                                  -------------------
     Net change in cash and cash equivalents       $16,466   $14,099
                                                  ===================

CASH PAID DURING THE PERIOD FOR:
Interest                                            $7,385    $7,130
Income taxes                                         2,142     1,661


Transfers from loans to other real estate owned and other repossessions totaled $616 thousand and $374 thousand in 1996 and 1995, respectively.

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


2.  INVESTMENT SECURITIES

    Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. A $709,000, net of tax, unrealized loss on securities classified as available for sale at June 30, 1996, was recorded as a separate component of shareholders' equity.


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

                          PART I.  FINANCIAL INFORMATION
                                     (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

    Net income for the first six months of 1996 was $4,537,000, an increase of $389,000 (9.4%) compared to the same period of 1995. Per share results increased to $1.43 in 1996 from $1.30 in 1995, a $.13 (10.1%) rise. The expansion in earnings was fueled by reduced noninterest expense down $406,000 (3.6%) due primarily to the significant reduction in FDIC deposit premiums compared to last year. Other factors contributing to the period-to-period rise included improved net interest income, up $112,000 (.7%), and higher noninterest income, up $135,000 (5.6%), related primarily to the gain on the sale of available for sale securities of $199,000. Excluding the security transaction, earnings would have risen $258,000 (6.2%).

    Net interest income on a fully taxable equivalent basis increased slightly to $16,088,000 from $15,973,000, a $115,000 (.7%) rise.
Excluding the taxable equivalent adjustment, net interest income increased slightly to $15,652,000 from $15,540,000. The net interest margin slipped 17 basis points to 4.72% in 1996 compared to the 4.89% achieved in 1995. The decrease in the margin has resulted from two factors: a continuing shift in deposit composition due to increased demand for higher cost deposits and lower than planned loan growth. Average earning assets rose to $683,398,000 for the period up $33,527,000 (5.2%) compared to 1995 which more than offset the shrinkage in the net interest margin.

    The provision for loan losses increased $50,000 (5.9%) due to continued loan growth. Net charge-offs are up slightly for the period as rising delinquencies have been an industry-wide issue.

    Noninterest income rose $135,000 (5.6%) to $2,562,000 for 1996.
This increase was due primarily to the gain of $199,000 recorded in other income on the sale of available for sale investment securities. Service charges on deposit accounts rose $25,000 (2.3%) due to increases in fees charged for certain services. Offsetting these increases was a decline in trust income of $105,000 (12.1%) due to lower levels of assets under management compared to last year.

    Noninterest expense decreased $406,000 (3.6%) to $10,847,000 for the first six months of 1996. Salaries and employee benefits rose $59,000 (1.1%) as a result of normal merit increases offset in part by increases in the deferral of expenses due to a changing loan mix. Net occupancy expense rose $134,000 (15.4%) as a result of increases in most categories due to the severe winter weather of 1996 and costs associated with a new location opened in late 1995. The FDIC insurance expense dropped $647,000 because of the significant premium reduction compared to last year. Excluding the deposit insurance premiums, noninterest expense would have risen only a modest $241,000 (2.3%) period to period.

    At June 30, 1996 assets totalled $731,548,000 up $26,107,000 (3.7%)
compared to $705,441,000 at June 30, 1995. During the same period loans rose $30,557,000 (7.3%) and investment securities rose $6,040,000
(2.9%). Deposits also rose totalling $642,542,000 at June 30, 1996 up $18,377,000 (2.9%) from the prior year which helped to fund the expansion in earning assets.

    Shareholders' equity at June 30, 1996 reached $78,023,000 an increase of $5,096,000 (7.0%) over June 30, 1995. Shareholders' equity includes unrealized losses on securities net of tax of $709,000 and $131,000 at June 30, 1996 and June 30, 1995, respectively. Total capital as a percentage of risk-weighted assets was 18.68% down slightly from 19.02% at June 30, 1995. The Corporation's leverage capital ratio rose to 10.79% at June 30, 1996.

    Nonperforming assets and loans past due 90 days or more rose from period end to period end. Asset quality ratios declined period to period as the trend of delinquencies has been rising, primarily in the consumer sector. Generally, this has been an industry-wide issue. The reserve for loan losses totalled $5,857,000 at June 30, 1996 up from $5,455,000 at June 30, 1995. The reserve for possible loan losses to nonperforming loans ratio amounted to 293.88% at June 30, 1996, which represents coverage of almost $3 for every $1 of nonperforming loans.

    The Bank has identified several internal sources available for liquidity management. First and foremost is the Bank's core deposit base, consisting of deposits from customers who have long-standing relationships with the Bank. Substantial internal funding can also be derived from the Bank's investment portfolio. The portfolio provides liquidity through the sale of securities available for sale and cash flows derived from maturities. In addition to internal funding sources, the Bank has numerous external funding sources. These sources provide ample funding to meet short and long-term needs.

    The Corporation is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Corporation's financial position, liquidity, or results of operations.

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

    Net income for the second quarter of 1996 rose to $2,314,000 an $83,000 (3.7%) increase over the same period in 1995. Per share results were $.73 in 1996 compared to $.70 in 1995, a 4.3% increase. The growth in earnings period to period was primarily the result of lower noninterest expense down $266,000 (4.7%) coupled with improved net interest income up 1.3%. Partially offsetting these items were a higher provision for loan losses and lower noninterest income down 9.1%.

    Net interest income on a fully taxable equivalent basis increased slightly to $8,153,000 from $8,058,000. Excluding the taxable equivalent adjustment, net interest income also rose slightly to $7,946,000 from $7,845,000 a $101,000 increase. The net interest margin dropped 17 basis points to 4.73% for the quarter compared to the 4.90% achieved in the second quarter of 1995. The decline in the margin has resulted from the continuing shift in deposit composition to higher cost funds as well as a shift in earning asset mix due to lower than anticipated loan growth. Average earning assets rose to $691,261,000 for the period, an increase of $35,656,000 (5.4%) compared to the second quarter of 1995, which more than offset the decline in the net interest margin.

    The provision for possible loan losses increased $110,000 (32.4%) compared to the same period last year. Industry-wide, delinquencies have been trending upward, however, our credit quality ratios continue to compare favorably to our peer group.

    Noninterest income declined $121,000 (9.1%) totalling $1,205,000 for the quarter. Trust income fell $137,000 (26.7%) due to lower levels of assets managed. Other service charges, commissions, and fees grew $20,000 (12.6%) due to a higher level of credit life insurance fees earned.

    Noninterest expense fell $266,000 (4.7%) amounting to $5,383,000 for the second quarter of 1996. Salaries and employee benefits were relatively flat period to period declining $27,000 (1.0%). Net occupancy expense rose $48,000 (11.0%) due principally to costs associated with a new location and reduced rental income earned. The FDIC Insurance expense dropped $323,000 because of the reduced premiums compared to the second quarter of last year. Excluding the deposit insurance premiums, noninterest expense would have risen only $57,000 (1.1%) period to period.

SECOND QUARTER 1996 COMPARED TO FIRST QUARTER 1996

    Net income for the second quarter of 1996 was $2,314,000 compared to $2,223,000 for the first quarter of the year, a $91,000 (4.1%) rise. On a per share basis net income rose to $.73 from $.70. Improved net interest income and lower noninterest expense offset in part by lower noninterest income were responsible for the period-to-period increase.

    Net interest income calculated on a fully taxable equivalent basis rose to $8,153,000 an increase of $218,000 (2.7%). Excluding the taxable equivalent adjustment, net interest income rose to $7,946,000 an increase of $240,000 (3.1%) over the first quarter of 1996. Improvement in the net interest margin to 4.73% from 4.71% combined with growth in average earning assets of $15,726,000 (2.3%) helped to fuel the increase in net interest income from the first to the second quarter of 1996.

    Noninterest income slipped $152,000 (11.2%) primarily due to the gain of $199,000 recorded on the sale of available for sale securities during the first quarter. Increases in service charges on deposit accounts of $21,000 and other service charges, commissions, and fees of $32,000 helped to offset the decrease period to period.

    Noninterest expense declined $81,000 (1.5%) period to period.
Salary and benefit expense declined $99,000 due principally to increased deferral of expenses as a result of a changing loan mix. Occupancy expense also declined relative to the higher level of expenditures in the first quarter resulting from the severe weather. Other expenses increased $60,000 partially offsetting these reductions due to increased marketing expenditures during the second quarter.


BALANCE SHEET COMPARISON JUNE 30, 1996 TO DECEMBER 31, 1995

    Total assets rose to $731,548,000 at June 30, 1996 a $20,732,000
(2.9%) increase over $710,816,000 at December 31, 1995. Loans advanced $3,087,000 (.7%) to $450,004,000 at June 30, 1996. Money market investments increased over the period as slower loan growth and lack of prudent investment opportunities prevented other deployment of these funds. Deposits supporting these assets grew to $642,542,000 from $623,785,000 an increase of (3.0%). Shareholders' equity increased to $78,023,000 up $813,000 (1.1%) compared to $77,210,000 at December 31,
1995.



                                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibit 27:  Financial Data Schedule.

    The registrant filed no Form 8-K Current Report during the second quarter ended June 30, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Southwest National Corporation
                                 ---------------------------------------
                                               (Registrant)



 August 12, 1996                            /s/ David S. Dahlmann
- -----------------                ---------------------------------------
     Date                                     David S. Dahlmann
                                   President and Chief Executive Officer



 August 12, 1996                              /s/ Donald A. Lawry
- -----------------                ---------------------------------------
     Date                                       Donald A. Lawry
                                            Secretary and Treasurer
                                           (Chief Financial Officer)