Form 10-Q
period 1996-09-30
SOUTHWEST NATIONAL CORP
filed 1996-11-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

 (Mark One)
 [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

                                          or

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                         Outstanding at November 12, 1996
Common Stock, $2.50 Par Value                       3,142,982

                               SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-Q INDEX
                            FOR QUARTER ENDED SEPTEMBER 30, 1996

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



Part I.  Financial Information
Item 1.  Financial Statements  (Unaudited)



                   Southwest National Corporation and Subsidiary
                           Consolidated Statement of Income
                       (in thousands, except per share amounts)

  Three months                                                 Nine months
ended September 30,                                        ended September 30,
  1996     1995                                               1996     1995
                      INTEREST INCOME
$9,821    $9,334      Interest and fees on loans             $28,712  $27,747
                      Interest on money market investments:
     0         2       Interest bearing deposits with banks        2        6
   292       395       Federal funds sold                        949    1,484
                      Interest and dividends on investment
                       securities:
                       U.S. Treasury securities and
                        obligations of U.S. government
 1,905      1,758        agencies and corporations             5,594    4,767
                       Obligations of states and political
   301        306       subdivisions                             861      958
 1,006      1,121      Collateralized mortgage obligations     3,154    3,389
    43         44      Other securities                          123      126
------------------                                           -----------------
13,368     12,960          Total interest income              39,395   38,477

                      INTEREST EXPENSE
 5,099      5,229     Interest on deposits                    15,307   15,087
    68         33     Interest on short-term borrowings          160       76
    37         39     Interest on long-term borrowings           112      115
------------------                                           -----------------
 5,204      5,301          Total interest expense             15,579   15,278
------------------                                           -----------------

 8,164      7,659          Net interest income                23,816   23,199
   450        375     Provision for possible loan losses       1,350    1,225
------------------                                           -----------------
                           Net interest income after
                            provision for possible loan
 7,714      7,284           losses                            22,466   21,974

                      NONINTEREST INCOME
   400        354     Trust income                             1,163    1,222
   584        562     Service charges on deposit accounts      1,677    1,630
                      Other service charges, commissions,
   174        137      and fees                                  500      448
    86         88     Other income                               466      268
------------------                                           -----------------
 1,244      1,141          Total noninterest income            3,806    3,568
                      NONINTEREST EXPENSE
 2,707      2,643     Salaries and employee benefits           8,140    8,017
   475        446     Net occupancy expense                    1,482    1,319
                      Equipment expenses and data
   786        773      processing fees                         2,402    2,376
   165        153     Pennsylvania shares tax                    494      459
   179        (15)    FDIC insurance expense                     215      668
 1,173      1,092     Other expenses                           3,599    3,506
------------------                                           -----------------
 5,485      5,092          Total noninterest expense          16,332   16,345
------------------                                           -----------------
 3,473      3,333     Income before income taxes               9,940    9,197
 1,045        967     Income taxes                             2,975    2,683
------------------                                           -----------------
$2,428     $2,366     NET INCOME                              $6,965   $6,514
==================                                           =================


                         PER SHARE:
 $0.76      $0.75          Net income                          $2.19    $2.05
  0.30       0.28          Cash dividends                       0.90     0.84

 3,180      3,181        Average commom shares outstanding     3,181    3,184

See accompanying notes to consolidated financial statements.





                  SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                 September 30,  December 31, September 30,
                                      1996          1995         1995
ASSETS
Cash and due from banks                $26,712   $25,254        $27,160
Money market investments:
 Int. bearing deposits with banks           87       108            121
 Federal funds sold                      9,200    12,200          7,200
                                      ----------------------------------
   Total money market investments:       9,287    12,308          7,321
Investment securities:
 Securities available for sale         146,084   139,895        118,342
 Securities held to maturity (market
  values: $64,133; $71,981 and
   $92,531)                             64,916    71,991         92,555
                                      ----------------------------------
   Total investment securities         211,000   211,886        210,897

Loans, net of unearned income of
 $201; $643 and $890                   469,598   446,917        433,047
Less: reserve for possible loan
 losses                                 (5,947)   (5,651)        (5,697)
                                      -----------------------------------
   Loans, net                          463,651   441,266        427,350

Bank premises and equipment              8,151     8,266          7,465
Other assets                            13,208    11,836         12,588
                                      -----------------------------------
   Total assets                       $732,009  $710,816       $692,781
                                      ===================================

LIABILITIES
Deposits
 Noninterest bearing demand           $104,346  $100,811        $97,062
 NOW accounts                           54,577    53,014         54,910
 Savings                               238,816   235,809        231,450
 Time                                  242,685   234,151        226,274
                                      -----------------------------------
   Total deposits                      640,424   623,785        609,696
Short-term borrowings                    5,542     3,441          2,787
Long-term borrowings                     1,870     1,907          1,918
Other liabilities                        4,554     4,473          4,149
                                      -----------------------------------
   Total liabilities                   652,390   633,606        618,550

SHAREHOLDERS' EQUITY
Common stock                             7,952     7,952          7,952
Treasury stock, at cost                   (135)        0              0
Surplus                                 31,760    31,760         31,760
Retained earnings                       40,494    36,392         34,822
Net unrealized gain (loss) on
 securities available for sale            (452)    1,106           (303)
                                     ------------------------------------
   Total shareholders' equity           79,619    77,210         74,231
                                     ------------------------------------
   Total liabilities and
    shareholders' equity              $732,009  $710,816       $692,781
                                     ====================================




See accompanying notes to consolidated financial statements.



              Southwest National Corporation and Subsidiary
         Consolidated Statement of Changes in Shareholders' Equity
                              (in thousands)

                                                Unrealized gain        Total
                  Common            Retained  (loss) on securities shareholders'
                   stock   Surplus  earnings   available for sale     equity
Balance at
 January 1, 1995   $7,981  $31,760  $31,262     ($2,901)             $68,102
Net income             --       --    6,514          --                6,514
Cash dividends         --       --   (2,675)         --               (2,675)
Retirement of
 common stock        ($29)      --     (279)         --                 (308)
Net unrealized
 gain on
 securities
 available
 for sale              --       --       --       2,598                2,598
                   ----------------------------------------------------------
Balance at
 September 30,
 1995              $7,952  $31,760  $34,822       ($303)             $74,231
                   ==========================================================

Balance at
 January 1, 1996    7,952   31,760   36,392       1,106               77,210
Net income             --       --    6,965          --                6,965
Cash dividends         --       --   (2,863)         --               (2,863)
Purchase of
 treasury stock      (135)      --       --          --                 (135)
Net unrealized
 loss on
 securities
 available
 for sale              --       --       --      (1,558)              (1,558)
                   ----------------------------------------------------------
Balance at
 September 30,
 1996              $7,817  $31,760  $40,494       ($452)             $79,619
                   ==========================================================


See accompanying notes to consolidated financial statements.






             SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)
                                                        NINE MONTHS
                                                          ENDED
                                                       SEPTEMBER 30,
                                                       1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $6,965    $6,514
Adjustments to reconcile net income to net
cash from operating activities:
  Depreciation                                          915       846
  Provision for loan losses                           1,350     1,225
  Net loan charge-offs                               (1,054)     (566)
  Increase from net interest receivable/payable          30       720
  Net increase (decrease) from other operating
   activities                                          (447)      777
                                                    --------   -------
     Net cash from operating activities               7,759     9,516


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of inv. securities
 (available for sale)                                36,806    33,051
Purchase of investment securities
 (available for sale)                               (45,417)  (39,946)
Proceeds from maturities of inv. securities
 (held to maturity)                                   7,065     5,287
Purchase of investment securities
 (held to maturity)                                       0      (905)
Net increase in loans made to customers             (22,681)  (21,278)
Net property and equipment expenditures                (800)     (704)
                                                    --------  --------
     Net cash used for investing activities         (25,027)  (24,495)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                  16,639    (2,379)
Net increase in short-term borrowings                 2,101     2,144
Repayment of long-term borrowings                       (37)      (35)
Dividends paid                                       (2,863)   (2,675)
Purchase of treasury stock                             (135)        0
Retirement of common stock                                0      (308)
                                                    --------  --------
     Net cash from financing activities              15,705    (3,253)
                                                    --------  --------


     Net change in cash and cash equivalents         ($1,563) ($18,232)
                                                    ========= =========

Cash and cash equivalents at beginning of period     $37,562   $52,713
Cash and cash equivalents at end of period            35,999    34,481
                                                    --------- ---------
     Net change in cash and cash equivalents         ($1,563) ($18,232)
                                                    ========= =========

CASH PAID DURING THE PERIOD FOR:
  Interest                                           $10,776   $10,452
  Income taxes                                         3,157     2,461


Transfers from loans to other real estate owned and other repossessions totaled
$903 thousand and $473 thousand in 1996 and 1995, respectively.

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


2.  INVESTMENT SECURITIES

    Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings;
or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. A $452,000, net of tax, unrealized loss on securities classified as available for sale at September 30, 1996, was recorded as a separate component of shareholders' equity.


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


                          PART I.  FINANCIAL INFORMATION
                                     (continued)

Item 2.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

     Net income for the first nine months of 1996 reached $6,965,000 compared to $6,514,000 for the comparable period in 1995, a $451,000 (6.9%) increase.
Excluding the one-time charge for recapitalization of the SAIF (Savings and Loan
Insurance Fund), earnings would have risen 8.6% year to date. Earnings per share were $2.19 in 1996 compared to $2.05 in 1995, a $.14 (6.8%) rise. Return on average assets reached 1.28% in 1996, a favorable comparison to the 1.26% attained in 1995.

     Earnings increased primarily as a result of a $617,000 increase in net interest income which rose to $23,816,000 in 1996.  On a fully-tax equivalent basis, net interest income increased $598,000 from $23,874,000 in 1995 to
$24,472,000 in 1996, a rise of 2.5%.  This increase in net interest income was fueled by the $32,700,000 rise in earning assets offset in part by the 9 basis point slippage in the net interest margin.  The decline in the margin resulted from increased demand for higher cost deposits coupled with a shift in earning
asset mix.   Average earning assets rose due to the increase in deposits of
$22,541,000 (3.7%) combined with earnings retained over the period.

     The provision for loan losses rose $125,000 (10.2%) due to continued loan growth, primarily in the commercial sector.

     Noninterest income advanced $238,000 (6.7%) to $3,806,000 in 1996. This rise was principally due to the gain of $199,000 recorded in other income on the sale of available for sale investment securities. Service charges on deposit accounts rose $47,000 (2.9%), due to increases in fees charged for certain services. Offsetting these increases was a decline in trust income of $59,000
(4.8%).

     Noninterest expense was flat compared to the first nine months of 1995.
Salaries and employee benefits rose $123,000 (1.5%) as a result of regular merit increases offset in part by increases in deferral of expenses due to changes in the loan mix. Net occupancy expense increased $163,000 (12.4%) as a result of increases in most categories primarily due to the severe winter weather of 1996 and costs associated with a new location opened late in 1995.
FDIC insurance premiums dropped $453,000 due to the significant premium reduction compared to last year. Excluding the deposit insurance premiums, noninterest expense would have risen $440,000 (2.8%) period to period.

     At September 30, 1996 assets totalled $732,009,000 up $39,228,000 (5.7%)
compared to $692,781,000 at September 30, 1995. During the same period loans rose $36,551,000 (8.4%) reaching $469,598,000. Deposits also rose totalling
$640,424,000 at September 30, 1996 up $30,728,000 (5.0%) from the prior year which helped to fund the expansion in earning assets.

     Shareholders' equity at September 30, 1996 reached $79,619,000, an increase of $5,388,000 (7.3%) over September 30, 1995. Shareholders' equity includes unrealized losses on securities net of tax of $452,000 and $303,000 at September
30, 1996 and September 30, 1995, respectively. Total capital as a percentage of risk-weighted assets was 18.34% down from the 19.28% at September 30, 1995. The
Corporation's leverage capital ratio rose to 10.89% at September 30, 1996.

     Nonperforming assets and loans past due 90 days rose from period end to period end. Asset quality ratios declined period to period as delinquencies continue to trend up, primarily in the consumer sector. Generally this has been an industry-wide issue. The reserve for loan losses totalled $5,947,000 at September 30, 1996 up from $5,697,000 at September 30, 1995. The reserve for loan losses to nonperforming loans ratio amounted to 304.19% at September 30, 1996 which represents coverage of $3 for every $1 of nonperforming loans.



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

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

     Net income for the third quarter of 1996 rose to $2,428,000 a $62,000
(2.6%) rise over the same period in 1995. Earnings would have risen 7.1% excluding the one-time charge of $162,000 before tax for the recapitalization of the SAIF recorded in the quarter. Per share results were $.76 in 1996 compared to $.75 in 1995.

     The rise in earnings was principally the result of improved net interest income up $505,000 (6.6%) reaching $8,164,000 compared to the same period last year. On a fully-taxable equivalent basis, net interest income increased
$483,000 from $7,901,000 in 1995 to $8,384,000 in 1996 a 6.1% rise.  The increase in net interest income resulted from the 6 basis point rise in the net interest margin combined with the $31,087,000 increase in average earning assets. The increase in the net margin resulted from the shifting asset mix due to stronger loan growth, primarily in the commercial sector, compared to the same period last year.

     The provision for possible loan losses increased $75 thousand (20.0%) compared to the same period last year. Industry-wide, delinquencies have been trending upward, however, our credit quality ratios continue to compare favorably to our peer group.

     Noninterest income increased $103,000 (9.0%) totalling $1,244,000 for the quarter. Trust income rose $46,000, service charges on deposit accounts rose
$22,000 and other service charges, commissions, and fees increased $37,000.

     Noninterest expense rose $393,000 (7.7%) amounting to $5,485,000 for the third quarter of 1996. Salaries and employee benefits expense rose slightly, up
$64,000, and net occupancy expense rose $29,000. The FDIC Insurance expense rose $194,000 due to the one-time assessment of $162,000 to recapitalize the SAIF assessed in September of 1996. In 1995 the Bank benefitted from a $361,000 refund from the FDIC related to the overcapitalization of the Bank Insurance
Fund (BIF). Excluding the deposit insurance premiums, noninterest expense would have risen $199,000 (3.9%) period to period.

THIRD QUARTER 1996 COMPARED TO SECOND QUARTER 1996

     Net income for the third quarter of 1996 was $2,428,000 compared to $2,314,000 for the second quarter of 1996, a $114,000 (4.9%) rise. On a per share basis net income rose to $.76 from $.73, a 4.1% increase. Improved net interest income and higher noninterest income offset in part by higher noninterest expense were responsible for the period-to-period increase.

     Net interest income calculated on a fully-taxable equivalent basis rose to $8,384,000 an increase of $231,000 (2.8%). Excluding the taxable equivalent adjustment, net interest income rose to $8,164,000 an increase of $218,000
(2.7%) over the second quarter of 1996. Improvement in the net interest margin to 4.81% from 4.73% in tandem with growth in average earning assets of $4,701,000 helped to spur the increase in net interest income from the second to the third quarter of 1996.

     Noninterest income rose $39,000 (3.2%) due to slightly higher trust income, up $23,000 and service charges on deposit accounts, up $27,000.



     Noninterest expense rose $102,000 (1.9%) period to period, primarily as the result of increased FDIC insurance expense. The FDIC insurance expense rose
$161,000 as  a result of the one-time assessment to recapitalize the SAIF.
Other expenses declined due to decreases in various expense categories.

     Total assets rose slightly to $732,009,000 at September 30, 1996 from $731,548,000 at June 30, 1996. Money market investments decreased $18,616,000
(66.7%) and were deployed in loans, which increased $19,594,000 (4.4%) to $469,598,000 at September 30, 1996. Deposits supporting these assets slipped to $640,424,000, a decrease of $2,118,000 (0.3%), from $642,542,000 at June 30,
1996.  Shareholders' equity increased to $79,619,000 at September 30, 1996, a
$1,596,000 (2.1%) rise.



                                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibit 27:  Financial Data Schedule.

    The registrant filed no Form 8-K Current Report during the third quarter ended September 30, 1996.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Southwest National Corporation
                                 ---------------------------------------
                                               (Registrant)



November 12, 1996                            /s/ David S. Dahlmann
-----------------                ---------------------------------------
     Date                                     David S. Dahlmann
                                   President and Chief Executive Officer



November 12, 1996                             /s/ Donald A. Lawry
-----------------                ---------------------------------------
     Date                                       Donald A. Lawry
                                            Secretary and Treasurer
                                           (Chief Financial Officer)


