Form 10-Q
period 1997-03-31
SOUTHWEST NATIONAL CORP
filed 1997-05-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

 (Mark One)
 [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                         Outstanding at May 12, 1997
Common Stock, $2.50 Par Value                       3,083,442

                               SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-Q INDEX
                              FOR QUARTER ENDED MARCH 31, 1997

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



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements  (Unaudited)



                   SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                       (in thousands, except per share amounts)

                                                                 THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                1997       1996
                                                                ----       ----


INTEREST INCOME
Interest and fees on loans                                     $10,245    $9,418
Interest on money market investments:
     Interest bearing deposits with banks                            3         2
     Federal funds sold                                            259       314
Interest and dividends on investment securities:
     U.S. Treasury securities and obligations of
       U.S. government agencies and corporations                 1,765     1,748
     Obligations of states and political subdivisions              285       290
     Collateralized mortgage obligations                           907     1,097
     Other securities                                               41        40
                                                               ------------------
          Total interest income                                 13,505    12,909

INTEREST EXPENSE
Interest on deposits                                             5,124     5,119
Interest on securities sold under agreements to repurchase         112        39
Interest on Federal Home Loan Bank advances                         83        45
                                                               ------------------
          Total interest expense                                 5,319     5,203
                                                               ------------------
          Net interest income                                    8,186     7,706
Provision for possible loan losses                                 450       450
                                                               ------------------
          Net interest income after provision
            for possible loan losses                             7,736     7,256

NONINTEREST INCOME
Trust income                                                       386       386
Service charges on deposit accounts                                580       536
Other service charges, commissions, and fees                       166       147
Other income                                                       151       288
                                                               ------------------
          Total noninterest income                               1,283     1,357

NONINTEREST EXPENSE
Salaries and employee benefits                                   2,844     2,766
Net occupancy expense                                              484       524
Equipment expenses and data processing fees                        811       809
Pennsylvania shares tax                                            177       164
FDIC insurance expense                                              23        18
Other expenses                                                   1,342     1,183
                                                               ------------------
          Total noninterest expense                              5,681     5,464
                                                               ------------------
Income before income taxes                                       3,338     3,149
Income taxes                                                       998       926
                                                               ------------------
NET INCOME                                                      $2,340    $2,223
                                                               ==================
     PER SHARE (based on 3,127,132 average common
     shares in 1997 and 3,180,787 in 1996)
       Net income                                                $ .75     $ .70
       Cash dividends                                              .32       .30

See accompanying notes to consolidated financial statements.

                              SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEET
                                                 (in thousands)

                                                              March 31,     December 31,      March 31,
                                                                1997            1996            1996
                                                                ----            ----            ----
ASSETS
Cash and due from banks                                        $25,659         $26,521           $24,162
Money market investments:
   Int. bearing deposits with banks                                106              82                20
   Federal funds sold                                            5,500          28,800            11,200
                                                           ----------------------------------------------
        Total money market investments:                          5,606          28,882            11,220
Investment securities:
   Securities available for sale                               144,186         135,183           145,457
   Securities held to maturity (market values: $58,457;
     $61,609 and $70,124)                                       59,309          62,067            70,875
                                                           ----------------------------------------------
        Total investment securities                            203,495         197,250           216,332

Loans, net of unearned income of $90; $138
   and $458                                                    495,217         489,188           452,994
Less: reserve for possible loan losses                          (5,737)         (5,910)           (5,723)
                                                           ----------------------------------------------
   Loans, net                                                  489,480         483,278           447,271

Bank premises and equipment                                      8,627           8,089             8,326
Other assets                                                    12,290          11,338            11,705
                                                           ----------------------------------------------
   Total assets                                               $745,157        $755,358          $719,016
                                                           ==============================================

LIABILITIES
Deposits
   Noninterest bearing demand                                  $106,866       $105,202           $98,100
   NOW accounts                                                  53,975         55,232            53,020
   Savings                                                      240,193        239,794           240,366
   Time                                                         250,675        251,100           238,723
                                                            ---------------------------------------------
        Total deposits                                          651,709        651,328           630,209
Securities sold under agreements to repurchase                    8,507          6,811             4,319
Federal Home Loan Bank borrowings                                     0         11,907             1,942
Other liabilities                                                 5,196          5,148             5,166
                                                             --------------------------------------------
   Total liabilities                                            665,412        675,194           641,636

SHAREHOLDERS' EQUITY
Common stock                                                      7,952          7,952             7,952
Surplus                                                          31,760         31,760            31,760
Retained earnings                                                43,470         42,132            37,660
Treasury stock, at cost                                          (2,521)        (1,800)                0
Net unrealized gain (loss) on securities available for sale        (916)           120                 8
                                                             --------------------------------------------
   Total shareholders' equity                                    79,745         80,164            77,380
                                                             --------------------------------------------
   Total liabilities and shareholders' equity                  $745,157       $755,358          $719,016
                                                             ============================================

See accompanying notes to consolidated financial statements.

                          SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (in thousands)

                                                                       Unrealized gain          Total
                            Common             Retained   Treasury   (loss) on securities   shareholders'
                             stock   Surplus   earnings     stock     available for sale        equity
                             -----   -------   --------     -----     ------------------        ------

Balance at January 1, 1996  $7,952   $31,760   $36,392        --           $1,106               $77,210
Net income                      --        --     2,223        --               --                 2,223
Cash dividends                  --        --      (955)       --               --                  (955)
Net unrealized loss on
 securities available
 for sale                       --        --        --        --           (1,098)               (1,098)
                            ----------------------------------------------------------------------------
Balance at March 31, 1996   $7,952   $31,760   $37,660        --               $8               $77,380
                            ============================================================================

Balance at January 1, 1997   7,952    31,760    42,132    (1,800)             120                80,164
Net income                      --        --     2,340        --               --                 2,340
Cash dividends                  --        --    (1,002)       --               --                (1,002)
Purchase of treasury stock      --        --        --      (721)              --                  (721)
Net unrealized loss on
 securities available
 for sale                       --        --        --        --           (1,036)               (1,036)
                            ----------------------------------------------------------------------------
Balance at March 31, 1997   $7,952   $31,760   $43,470   ($2,521)           ($916)              $79,745
                            ============================================================================

See accompanying notes to consolidated financial statements.

                              SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (in thousands)
                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                             1997        1996
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $2,340      $2,223
Adjustments to reconcile net income to net
 cash from operating activities:
    Depreciation                                                                319         305
    Provision for loan losses                                                   450         450
    Increase from net interest receivable/payable                               124        (209)
    Net increase (decrease) from other operating activities                    (315)       (110)
                                                                             -------     -------
        NET CASH FROM OPERATING ACTIVITIES                                    2,918       2,659


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of inv. securities (available for sale)   10,775      20,405
Purchase of investment securities (available for sale)                      (21,340)    (27,461)
Proceeds from maturities of inv. securities (held to maturity)                2,758       1,113
Purchase of investment securities (held to maturity)                              0           0
Net increase in loans made to customers                                      (6,839)     (4,913)
Net property and equipment expenditures                                        (857)       (365)
                                                                            --------    --------
        NET CASH USED FOR INVESTING ACTIVITIES                              (15,503)    (11,221)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                        381       6,424
Net increase in securities sold under agreements to repurchase                1,696         925
Repayment of Federal Home Loan Bank advances                                (11,907)        (12)
Dividends paid                                                               (1,002)       (955)
Purchase of treasury stock                                                     (721)          0
                                                                            --------    --------
        NET CASH FROM FINANCING ACTIVITIES                                  (11,553)      6,382
                                                                            --------    --------
        NET CHANGE IN CASH AND CASH EQUIVALENTS                             (24,138)     (2,180)
                                                                            ========    ========
Cash and cash equivalents at beginning of period                            $55,403     $37,562
Cash and cash equivalents at end of period                                   31,265      35,382
                                                                            --------    --------
        NET CHANGE IN CASH AND CASH EQUIVALENTS                            ($24,138)    ($2,180)
                                                                           =========    ========
CASH PAID DURING THE PERIOD FOR:
Interest                                                                     $3,447      $3,275
Income taxes                                                                     50         131

<F1>Transfers from loans to other real estate owned and other repossessions totaled $549 thousand and
$255 thousand in 1997 and 1996, respectively.

<F2>The Corporation has defined cash and cash equivalents as cash and due from banks, certain interest bearing deposits with banks, and federal funds sold with an original maturity of less than three months.

<F3>See accompanying notes to consolidated financial statements.

SOUTHWEST NATIONAL CORPORATION
AND SUBSIDIARY


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies have not changed since the last reporting period.

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


2.  INVESTMENT SECURITIES

    Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. A $916,000, net of tax, unrealized loss on securities classified as available for sale at March 31, 1997, was recorded as a separate component of shareholders' equity.

                       PART I.  FINANCIAL INFORMATION
                                  (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

     Net income for the first quarter of 1997 advanced 5.3% to $2,340,000 from the $2,223,000 achieved in the same period last year. Per share earnings rose to $.75 in 1997 from $.70 in 1996, a 7.1% increase. Return on assets remained unchanged period to period as the return on equity rose to 11.66% from 11.51% reported in 1996.

     The growth in earnings was principally the result of improved net interest income. Core earnings actually rose 11.7% for the first three months of 1997, since 1996 results included a gain on the sale of available for sale investment securities.

     Net interest income on a fully taxable equivalent basis increased to $8,397,000 for the first quarter of 1997, up $462,000 (5.8%)
from 1996. Excluding the taxable equivalent adjustment, net interest income rose $480,000 (6.2%) to $8,186,000 in 1997 from $7,706,000 in 1996. Average earning assets rose to $711,563,000 for the period, an increase of $34,552,000 (5.1%) compared to 1996. This growth in earning assets, in particular loan growth of 10.3%, coupled with an improved net interest margin of 4.72% fueled the rise in net interest income period to period.

     Noninterest income declined $74,000 (5.5%) amounting to $1,283,000 for the quarter. This decrease in 1997 was primarily due to the gain of $196,000 recorded on the sale of available for sale investment securities in 1996. Exclusive of this item, noninterest income would have risen $122,000 (10.5%) period to period. Service charges on deposit accounts rose $44,000 (8.2%) due to a higher level of NSF fees collected. Other income declined $137,000 period to period due principally to the aforementioned security gains.

     Noninterest expense rose $217,000 (4.0%) amounting to $5,681,000 compared to the first quarter of 1996. Salaries and employee benefits rose $78,000 (2.8%) due to normal merit increases. Net occupancy expense decreased $40,000 (7.6%), due to expenses returning to more normal levels compared to 1996 which included the effect of severe winter weather. Other expenses increased to $1,342,000 for the first quarter of 1997, up $159,000 (13.4%). Increases in several expense categories contributed to this rise and included: office temporaries ($33,000); printed forms/envelopes ($23,000); legal fees ($17,000); and core deposit amortization ($21,000).

     At  March 31, 1997, assets totalled $745,157,000, up $26,141,000
(3.6%), compared to $719,016,000 at March 31, 1996. During the same period, loans rose $42,223,000 (9.3%), while investment securities declined $12,837,000 (5.9%). Deposits advanced, totalling $651,709,000 at March 31, 1997, up $21,500,000 (3.4%) from the prior year which helped to fund asset growth.

     Shareholders' equity at March 31, 1997 totalled $79,745,000, up $2,365,000 (3.1%), over March 31, 1996. Shareholders' equity includes an unrealized loss on securities net of tax of $916,000 and an unrealized gain net of tax of $8,000 at March 31, 1997 and March 31, 1996, respectively. Total capital as a percentage of risk-weighted assets was 17.67% at March 31, 1997, compared to 18.90% at March 31, 1996. The decline in this ratio period to period was the result of asset growth and, to a lesser extent, common stock repurchases. The Corporation's leverage capital ratio decreased to 10.76% at March 31, 1997.

     Nonperforming assets rose to $2,503,000 at March 31, 1997 from $2,004,000 at March 31, 1996 while loans past due declined to $1,429,000 from $1,745,000 over the same period. The ratio of nonperforming loans to loans was .46% at March 31, 1997 up slightly from .43% at March 31, 1996.
The increase in net charge-offs to $623,000 from $378,000 in the prior period reflects the rising trend of consumer delinquencies which has generally been an industry-wide issue, as well as the continuing growth in the loan portfolio. The reserve for loan losses to nonperforming loans was 253.96% at period end down from 293.94% at March 31, 1996.

FIRST QUARTER 1997 COMPARED TO FOURTH QUARTER 1996 - BALANCE SHEET

     Total assets declined slightly by $10,201,000 (1.4%) period to period. Deposits funding those assets and shareholders' equity remained flat period to period.

     The ratio of loans past due 90 days or more to total loans improved from .41% at December 31, 1996 to .29% at March 31, 1997, as the remaining asset quality ratios continued to trend upwards.

     Total capital as a percentage of risk-weighted assets was basically unchanged as the leverage capital ratio declined to 10.76% at March 31, 1997 from 10.87% at December 31, 1996.



                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibit 27:  Financial Data Schedule.

    The registrant filed no Form 8-K Current Report during the first quarter ended March 31, 1997.

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



   May 12, 1997                             /s/ David S. Dahlmann
-----------------                ---------------------------------------
     Date                                     David S. Dahlmann
                                   President and Chief Executive Officer



   May 12, 1997                               /s/ Donald A. Lawry
-----------------                ---------------------------------------
     Date                                      Donald A. Lawry
                                           Secretary and Treasurer
                                          (Chief Financial Officer)