Form 10-Q
period 1997-06-30
SOUTHWEST NATIONAL CORP
filed 1997-08-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

 (Mark One)
 [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                      Outstanding at August 12, 1997
Common Stock, $2.50 Par Value                       3,070,910

                               SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-Q INDEX
                              FOR QUARTER ENDED JUNE 30, 1997

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


PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements  (Unaudited)


                      SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF INCOME
                         (in thousands, except per share amounts)
THREE MONTHS                                              SIX MONTHS
ENDED JUNE 30,                                          ENDED JUNE 30,
1997     1996                                            1997    1996
----     ----                                            ----    ----

                  INTEREST INCOME
$10,654  $9,473   Interest and fees on loans            $20,899  $18,891
                  Interest on money market investments:
      1       0     Interest bearing deposits with banks      4        2
    102     343     Federal funds sold                      361      657
                  Interest and dividends on investment
                    securities:  U.S. Treasury securities
                    and obligations of U.S. government
  1,812   1,941     agencies and corporations             3,577    3,689
                    Obligations of states and political
    290     270     subdivisions                            575      560
    861   1,051     Collateralized mortgage obligations   1,768    2,148
     42      40     Other securities                         83       80
---------------                                          ---------------
 13,762  13,118          Total interest income           27,267   26,027

                  INTEREST EXPENSE
  5,251   5,089   Interest on deposits                   10,375   10,208
                  Interest on Federal funds purchased
                  and securities sold under agreements
     55      51   to repurchase                             167       90
                  Interest on Federal Home Loan Bank
     38      32   advances                                  121       77
---------------                                          ---------------
  5,344   5,172          Total interest expense          10,663   10,375
---------------                                          ---------------
  8,418   7,946          Net interest income             16,604   15,652
    645     450   Provision for possible loan losses      1,095      900
---------------                                          ---------------
                         Net interest income after
                         provision for possible loan
  7,773   7,496          losses                          15,509   14,752

                  NONINTEREST INCOME
    441     377   Trust income                              827      763
    659     557   Service charges on deposit accounts     1,239    1,093
                  Other service charges, commissions
    162     179   and fees                                  328      326
     87      92   Other income                              238      380
---------------                                          ---------------
  1,349   1,205          Total noninterest income         2,632    2,562

                  NONINTEREST EXPENSE
  2,781   2,667   Salaries and employee benefits          5,625    5,433
    500     483   Net occupancy expense                     984    1,007
                  Equipment expenses and data
    898     807   processing fees                         1,709    1,616
    178     165   Pennsylvania shares tax                   355      329
     25      18   FDIC insurance expense                     48       36
  1,219   1,243   Other expenses                          2,561    2,426
---------------                                          ---------------
  5,601   5,383          Total noninterest expense       11,282   10,847
---------------                                          ---------------
  3,521   3,318   Income before income taxes              6,859    6,467
  1,057   1,004   Income taxes                            2,055    1,930
---------------                                          ---------------
 $2,464  $2,314   NET INCOME                             $4,804   $4,537
===============                                          ===============
                  Per share (based on 3,108,569
                  average common shares in 1997
                  and 3,180,787 in 1996)
$0.80     $0.73   Net income                              $1.55    $1.43
 0.32      0.30   Cash dividends                           0.64     0.60

See accompanying notes to consolidated financial statements


                SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                               (in thousands)
                                   June 30,    December 31,    June 30,
                                      1997         1996           1996
                                   ---------   ------------    --------
ASSETS
 Cash and due from banks             $24,205       $26,521      $26,125
 Money market investments:
   Int. bearing deposits with banks       59            82            3
   Federal funds sold                 11,200        28,800       27,900
                                    -----------------------------------
   Total money market investments:    11,259        28,882       27,903
 Investment securities:
   Securities available for sale     139,991       135,183      143,685
   Securities held to maturity
   (market values: $56,155;
   $61,609 and $66,642)               56,572        62,067       67,670
                                    -----------------------------------
   Total investment securities       196,563       197,250      211,355

 Loans, net of unearned income of
       $57; $138 and $306            496,497       489,188      451,734
 Less: reserve for possible
       loan losses                    (5,851)       (5,910)      (5,857)
                                    -----------------------------------
   Loans, net                        490,646       483,278      445,877

 Bank premises and equipment           8,487         8,089        8,204
 Other assets                         12,474        11,338       12,084
                                    -----------------------------------
   Total assets                     $743,634      $755,358     $731,548
                                    ===================================

LIABILITIES
 Deposits
 Noninterest bearing demand         $109,306      $105,202     $100,014
 NOW accounts                         32,612        55,232       54,105
 Savings                             247,942       239,794      245,554
 Time                                255,869       251,100      242,869
                                    -----------------------------------
   Total deposits                    645,729       651,328      642,542

 Securities sold under agreements
 to repurchase                         7,613         6,811        5,073
 Federal Home Loan Bank borrowings     5,000        11,907        1,882
 Other liabilities                     4,594         5,148        4,028
                                    -----------------------------------
   Total liabilities                 662,936       675,194      653,525

SHAREHOLDERS' EQUITY
 Common stock                          7,952         7,952        7,952
 Surplus                              31,760        31,760       31,760
 Retained earnings                    44,948        42,132       39,020
 Treasury stock, at cost              (4,026)       (1,800)           0
 Net unrealized gain (loss) on
 securities available for sale            64           120         (709)
                                     ----------------------------------
   Total shareholders' equity         80,698        80,164       78,023
                                     ----------------------------------
   Total liabilities and
   shareholders' equity             $743,634      $755,358     $731,548
                                    ===================================

See accompanying notes to consolidated financial statements.

<PAGE 2>

                      SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)
                                                                        Unrealized gain       Total
                            Common            Retained   Treasury   (loss) on securities   shareholders'
                            stock    Surplus  earnings     stock     available for sale       equity
                            ------   -------  -------    ---------  --------------------   -------------
Balance at January 1, 1996   $7,952  $31,760   $36,392       --                  $1,106          $77,210
Net income                      --      --       4,537       --                     --             4,537
Cash dividends                  --      --      (1,909)      --                     --            (1,909)
Net unrealized loss on
securities available for sale   --      --         --        --                  (1,815)          (1,815)
                             ----------------------------------------------------------------------------
Balance at June 30, 1996     $7,952  $31,760   $39,020       --                   ($709)         $78,023
                             ============================================================================
Balance at January 1, 1997    7,952   31,760    42,132    (1,800)                   120           80,164
Net income                      --      --       4,804       --                     --             4,804
Cash dividends                  --      --      (1,988)      --                     --            (1,988)
Purchase of treasury stock      --      --         --     (2,226)                   --            (2,226)
Net unrealized loss on
securities available for sale   --      --         --        --                     (56)             (56)
                             ----------------------------------------------------------------------------
Balance at June 30, 1997     $7,952  $31,760   $44,948   ($4,026)                   $64          $80,698
                             ============================================================================

See accompanying notes to consolidated financial statements

<PAGE 3>

                   SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                 Six months
                                                               ended June 30,
                                                             1997         1996
                                                             ----         ----
Cash flows from operating activities:
Net income                                                 $4,804        $4,537
Adjustments to reconcile net income to net
cash from operating activities:
     Depreciation                                             639           615
     Provision for loan losses                              1,095           900
     Increase from net interest receivable/payable           (516)         (699)
     Increase in prepaid assets                              (718)         (405)
     Net increase from other operating activities            (353)         (271)
                                                          --------       -------
           Net cash from operating activities               4,951         4,677

Cash flows from investing activities:
     Proceeds from sales and maturities of inv.
     securities (available for sale)                       21,490        26,005
     Purchase of investment securities
     (available for sale)                                 (26,385)      (32,392)
     Proceeds from maturities of inv.
     securities (held to maturity)                          5,495         4,314
     Purchase of investment securities (held to maturity)       0             0
     Net increase in loans made to customers               (8,535)       (4,040)
     Net property and equipment expenditures               (1,037)         (553)
                                                          --------       -------
           Net cash used for investing activities          (8,972)       (6,666)

Cash flows from financing activities:
     Net increase (decrease) in deposits                   (5,599)       18,757
     Net increase in federal funds purchased and
     securities sold under agreements to repurchase           802         1,630
     Proceeds from Federal Home Loan Bank advances          5,000             0
     Repayment of Federal Home Loan Bank advances         (11,907)          (23)
     Dividends paid                                        (1,988)       (1,909)
     Purchase of treasury stock                            (2,226)            0
                                                          --------      -------
           Net cash from financing activities             (15,918)       18,455
                                                          --------      -------
           Net change in cash and cash equivalents       ($19,939)      $16,466
                                                         =========      =======

Cash and cash equivalents at beginning of period          $55,403       $37,562
Cash and cash equivalents at end of period                 35,464        54,028
                                                          -------       -------
           Net change in cash and cash equivalents       ($19,939)      $16,466

Cash paid during the period for:
    Interest                                               $7,425        $7,385
    Income taxes                                            2,182         2,142

<F1>Transfers from loans to other real estate owned and other repossessions totaled $1.058 million and
$616 thousand in 1997 and 1996, respectively.

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


2.   INVESTMENT SECURITIES

     Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. A $64,000, net of tax, unrealized gain on securities classified as available for sale at June 30, 1997, was recorded as a separate component of shareholders' equity.

                         PART I.  FINANCIAL INFORMATION
                                    (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

     Net income for the first six months of 1997 was $4,804,000, an increase of 267,000 (5.9%), compared to the same period of 1996. Per share results rose to $1.55 in 1997 from $1.43 in 1996, a $0.12 (8.4%)
increase. The expansion in earnings was sparked by the rise in net interest income, up $952,000 (6.1%), due to growth in earning assets combined with an improved net interest margin. A higher provision for loan losses up $195,000 (21.7%) and increased noninterest expense, up $435,000 (4.0%), partially offset the improved net interest income as noninterest income grew only $70,000 period to period.

     Net interest income on a fully taxable equivalent basis increased to $17,028,000 in 1997 from $16,088,000 a $940,000 (5.8%) rise compared to 1996. Excluding the taxable equivalent adjustment, net interest income climbed to $16,604,000 from $15,652,000. The net interest margin rose 10 basis points to 4.81% in 1997 compared to the 4.71% achieved in 1996. The increase in the margin is due primarily to the shifting in composition of earning assets favoring loans (up $46,929,000 or 10.5% on average) over other categories of earning assets. Average earning assets in total also grew for the period reaching $708,331,000 up $24,226,000 (3.5%) at June 30, 1997.

     The provision for loan losses increased $195,000(21.7%) compared to last year. Continued growth in loans and the increased trend in consumer delinquencies account for the rise.

     Noninterest income rose only $70,000 (2.7%) due principally to the gain of $196,000 recognized on the sale of investment securities in 1996. Exclusive of this item, noninterest income would have risen $266,000 (11.2%) period to period. Trust income rose $64,000 (8.4%) due to an increased level of fees generated by the personal trust sector. Service charges on deposit accounts also rose period to period growing $146,000 (13.4%) due to enhanced sales and collection efforts in the retail sector.

     Noninterest expense climbed $435,000 (4.0%) to $11,282,000 for the first six months of 1997. Salaries and employee benefits rose $192,000 (3.5%) due to normal merit increases. Equipment expenses and data processing fees rose $93,000 (5.8%) primarily due to increased data processing fees and costs associated with the Bank's new debit card product (Mastermoney). Other expenses increased $135,000 (5.6%) to $2,561,000 for the period. Increases in several categories contributed to this rise and included: office temporaries ($60,000), consulting fees ($39,000), telephone and telegraph ($32,000) and core deposit amortization ($43,000). Also, an adjustment of $185,000 regarding the initial recording of the supplies inventory as an asset reduced supplies expense which helped to offset increases in this category.

     At June 30, 1997 assets totaled $743,634,000 up $12,086,000 (1.7%), compared to $731,548,000 at June 30, 1996. During this same period, loans rose $44,763,000 (9.9%), while investment securities declined $14,792,000 (7.0%). Deposit growth slowed rising only $3,187,000 or less than one percent as other borrowed funds rose $5,658,000 over the period which helped to fund asset growth.

     Shareholders' equity at June 30, 1997 reached $80,698,000 up $2,675,000 (3.4%) over June 30, 1996. Shareholders' equity includes unrealized gains on securities net of tax of $64,000 at June 30, 1997 and unrealized losses on securities net of tax of $709,000 at June 30, 1996. Total capital as a percentage of risk-weighted assets was 17.52% down from the 18.68% at June 30, 1996. The Corporation's leverage capital ratio rose to 10.83% at June 30, 1997.

     The reserve for loan losses totaled $5,851,000 at June 30, 1997, basically unchanged from June 30, 1996. The reserve for loan losses to nonperforming loans ratio was 275.73% at June 30, 1997, down slightly from the 293.88% reported at June 30, 1996. Nonperforming assets and loans past due 90 days or more rose $339,000 from period end to period end. The remaining asset quality ratios remained comparable at both period ends. Net charge-offs climbed to $1,154,000 from $694,000 last year which reflects the continued trend in consumer delinquencies, which has generally been an industry-wide issue, as well as the continuing growth in the loan portfolio.

     The Bank has identified several internal sources available for liquidity management. First and foremost is the Bank's core deposit base, consisting of deposits from customers who have long-standing relationships with the Bank. Substantial internal funding can also be derived from the Bank's investment portfolio. The portfolio provides liquidity through the sale of available for sale securities and cash flows derived from maturities. In addition to internal funding sources, the Bank has numerous external funding sources. These sources provide ample funding to meet short and long-term needs.

     The Corporation is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material effect on the Corporation's financial position, liquidity or results of operations.

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

     Net income for the second quarter of 1997 rose to $2,464,000, a $150,000 (6.5%) increase over the same period in 1996. Per share results were $0.80 in 1997 compared to $0.73 in 1996, a 9.6% rise. The growth in earnings period to period was primarily the result of higher net interest income up $472,000 (5.9%) coupled with improved noninterest income up $144,000 (12.0%). Partially offsetting these items were a higher provision for loan losses and increased noninterest expense which grew 4.0%.

     Net interest income on a fully taxable equivalent basis grew to $8,631,000 from $8,153,000, a rise of $478,000 (5.9%). Excluding the taxable equivalent adjustment, net interest income rose to $8,418,000 from $7,946,000. The net interest margin climbed 18 basis points to 4.89% for the quarter compared to 4.71% in the second quarter of 1996. The rise in the margin has resulted primarily from the continued shift in earning asset mix due to strong loan growth, principally in the commercial sector, compared to the second quarter of last year. Average earning assets rose to $705,135,000 for the period, an increase of $12,276,000 (1.8%) in comparison to the same period last year which also helped to fuel the rise in net interest income.

     The provision for possible loan losses rose $195,000 compared to the same period last year. The period to period increase was primarily the result of continued loan growth as well as a higher level of charge-offs which reflect the rising trend of consumer delinquencies.

     Noninterest income grew $144,000 (12.0%) for the quarter. Trust income rose $64,000 (17.0%) due to increased fees realized in the personal trust sector. Service charges on deposit accounts rose
$102,000 (18.3%) due to enhanced collection and sales efforts primarily in the retail sector.

     Noninterest expense increased $218,000 (4.0%) reaching $5,601,000 for the second quarter of 1997. Salaries and benefits rose $114,000 (4.3%) due primarily to normal merit increases. Data processing fees rose $73,000 due principally to costs related to the Bank's new Mastermoney (debit card) product. Other expenses declined $24,000 (1.9%) as the adjustment pertaining to the supplies inventory more than offset increases in this category.

SECOND QUARTER 1997 COMPARED TO FIRST QUARTER 1997

     Net income for the second quarter of 1997 was $2,464,000 compared to $2,340,000 for the first quarter of the year, a $124,000 (5.3%) rise. On a per share basis, income rose to $0.80 from $0.75. Improved net interest income, higher noninterest income and lower noninterest expense offset in part by a higher provision for loan losses were responsible for the period to period increase.

     Net interest income calculated on a fully taxable equivalent basis rose to $8,631,000, an increase of $234,000 (2.8%). Excluding the taxable equivalent adjustment, net interest income rose to $8,418,000, an increase of $232,000 (2.8%) over the first quarter of 1997. Improvement in the net interest margin to 4.89% from 4.72%, offset partially by a slight decline in average earning assets of $6,428,000 (less than one percent), helped to power the increase in net interest income from the first to the second quarter of 1997.

     Noninterest income rose $66,000 (5.1%) period to period. Increases in trust income of $55,000 (14.2%) and service charges on deposit accounts $79,000 (13.6%) helped to pace the quarter to quarter increase.

     Noninterest expense declined $80,000 (1.4%) period to period. Salary and benefit expense rose just $63,000 (2.2%). Data fees rose $84,000 for the quarter as costs associated with the roll out of the Bank's new debit card product impacted the second quarter of 1997. Other expenses fell $123,000 as the result of the supplies inventory adjustment recorded in the second quarter.

BALANCE SHEET COMPARISON JUNE 30, 1997 TO DECEMBER 31, 1996

     Total assets slipped to $743,634,000 at June 30, 1997, a $11,724,000 (1.6%) decline from $755,358,000 at December 31, 1996.
Loans advanced $7,309,000 (1.5%) to $496,497,000 at June 30, 1997.
Money market investments decreased over the period as those funds were utilized to fund loan growth and reduce borrowings. Deposits supporting these assets declined to $645,729,000 from $651,328,000, a decrease of less than one percent. Shareholders' equity remained flat period to period, settling at $80,698,000 at June 30, 1997.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
    Exhibit 27:  Financial Data Schedule.

    The registrant filed no Form 8-K Current Report during the second quarter ended June 30, 1997.

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



 August 12, 1997                             /s/ David S. Dahlmann
-----------------                ---------------------------------------
     Date                                     David S. Dahlmann
                                   President and Chief Executive Officer



 August 12, 1997                               /s/ Donald A. Lawry
-----------------                ---------------------------------------
     Date                                       Donald A. Lawry
                                            Secretary and Treasurer
                                           (Chief Financial Officer)