Form 10-Q
period 1997-09-30
SOUTHWEST NATIONAL CORP
filed 1997-11-14
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

 (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                      Outstanding at November 12, 1997

Common Stock, $2.50 Par Value                       3,064,910

                               SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-Q INDEX
                            FOR QUARTER ENDED SEPTEMBER 30, 1997

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


PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements  (Unaudited)


                      SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF INCOME
                         (in thousands, except per share amounts)
THREE MONTHS                                             NINE MONTHS
ENDED SEPTEMBER 30,                                  ENDED SEPTEMBER 30,
1997     1996                                               1997    1996
----     ----                                               ----    ----

                  INTEREST INCOME
$10,813  $9,821   Interest and fees on loans            $31,712  $28,712
                  Interest on money market investments:
      1       0     Interest bearing deposits with banks      5        2
    248     292     Federal funds sold                      609      949
                  Interest and dividends on investment
                    securities:  U.S. Treasury securities
                    and obligations of U.S. government
  1,730   1,905     agencies and corporations             5,307    5,594
                    Obligations of states and political
    270     301     subdivisions                            845      861
    817   1,006     Collateralized mortgage obligations   2,585    3,154
     46      43     Other securities                        129      123
---------------                                          ---------------
 13,925  13,368          Total interest income           41,192   39,395

                  INTEREST EXPENSE
  5,395   5,099   Interest on deposits                   15,770   15,307
                  Interest on Federal funds purchased
                  and securities sold under agreements
     56      70   to repurchase                             223      160
                  Interest on Federal Home Loan Bank
     75      35   advances                                  196      112
---------------                                          ---------------
  5,526   5,204          Total interest expense          16,189   15,579
---------------                                          ---------------
  8,399    8164          Net interest income             25,003   23,816
    668     450   Provision for possible loan losses      1,763    1,350
---------------                                          ---------------
                         Net interest income after
                         provision for possible loan
  7,731   7,714          losses                          23,240   22,466

                  NONINTEREST INCOME
    445     400   Trust income                            1,272    1,163
    700     584   Service charges on deposit accounts     1,939    1,677
                  Other service charges, commissions
    142     174   and fees                                  470      500
    155      86   Other income                              393      466
---------------                                          ---------------
  1,442   1,244          Total noninterest income         4,074    3,806

                  NONINTEREST EXPENSE
  2,780   2,707   Salaries and employee benefits          8,405    8,140
    468     475   Net occupancy expense                   1,452    1,482
                  Equipment expenses and data
    874     786   processing fees                         2,583    2,402
    177     165   Pennsylvania shares tax                   532      494
     24     179   FDIC insurance expense                     72      215
  1,442   1,173   Other expenses                          4,003    3,599
---------------                                          ---------------
  5,765   5,485          Total noninterest expense       17,047   16,332
---------------                                          ---------------
  3,408   3,473   Income before income taxes             10,267    9,940
  1,022   1,045   Income taxes                            3,077    2,975
---------------                                          ---------------
 $2,386  $2,428   NET INCOME                             $7,190   $6,965
===============                                          ===============
                  Per share
$0.77     $0.76     Net income                            $2.32    $2.19
 0.32      0.30     Cash dividends                         0.96     0.90

  3,072   3,180   Average common shares outstanding       3,096    3,181

See accompanying notes to consolidated financial statements


                SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                               (in thousands)
                               September 30,  December 31, September 30,
                                      1997         1996           1996
                                   ---------   ------------    --------
ASSETS
 Cash and due from banks             $21,859       $26,521      $26,712
 Money market investments:
   Int. bearing deposits with banks       21            82           87
   Federal funds sold                  6,100        28,800        9,200
                                    -----------------------------------
   Total money market investments:     6,121        28,882        9,287
 Investment securities:
   Securities available for sale     134,632       135,183      146,084
   Securities held to maturity
   (market values: $53,268;
   $61,609 and $64,133)               53,541        62,067       64,916
                                    -----------------------------------
   Total investment securities       188,173       197,250      211,000

 Loans, net of unearned income of
       $34; $138 and $201            509,133       489,188      471,564
 Less: reserve for possible
       loan losses                    (5,851)       (5,910)      (5,947)
                                    -----------------------------------
   Loans, net                        503,282       483,278      465,617

 Bank premises and equipment           8,594         8,089        8,151
 Other assets                         14,878        11,338       11,242
                                    -----------------------------------
   Total assets                     $742,907      $755,358     $732,009
                                    ===================================

LIABILITIES
 Deposits
 Noninterest bearing demand         $110,326      $105,202     $104,346
 NOW accounts                         33,512        55,232       54,577
 Savings                             242,112       239,794      238,816
 Time                                259,785       251,100      242,685
                                    -----------------------------------
   Total deposits                    645,735       651,328      640,424

 Securities sold under agreements
 to repurchase                         5,237         6,811        5,542
 Federal Home Loan Bank borrowings     5,000        11,907        1,870
 Other liabilities                     5,119         5,148        4,554
                                    -----------------------------------
   Total liabilities                 661,091       675,194      652,390

SHAREHOLDERS EQUITY
 Common stock                          7,952         7,952        7,952
 Surplus                              31,760        31,760       31,760
 Retained earnings                    46,350        42,132       40,494
 Treasury stock, at cost              (4,745)       (1,800)        (135)
 Net unrealized gain (loss) on
 securities available for sale           499           120         (452)
                                     ----------------------------------
   Total shareholders' equity         81,816        80,164       79,619
                                     ----------------------------------
   Total liabilities and
   shareholders' equity             $742,907      $755,358     $732.009
                                    ===================================

See accompanying notes to consolidated financial statements.

<PAGE 2>

                      SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)
                                                                   Unrealized
                                                                   gain (loss)
                                                                   on securities     Total
                            Common            Retained   Treasury   available    shareholders'
                            stock    Surplus  earnings     stock    for sale        equity
                            ------   -------  -------    ---------  ------------ -------------
Balance at January 1, 1996    $7,952  $31,760   $36,392       --       $1,106          $77,210
Net income                      --      --        6,965       --          --             6,965
Cash dividends                  --      --       (2,863)      --          --            (2,863)
Purchase of treasury stock      --      --         --       (135)         --              (135)
Net unrealized loss on
securities available for sale   --      --         --         --       (1,558)          (1,558)
                             ----------------------------------------------------------------------------
Balance at September 30, 1996 $7,952  $31,760   $40,494    ($135)       ($452)         $79,619
                             ============================================================================
Balance at January 1, 1997    $7,952  $31,760   $42,132    ($1,800)      $120           80,164
Net income                      --      --        7,190        --         --             7,190
Cash dividends                  --      --       (2,972)       --         --            (2,972)
Purchase of treasury stock      --      --         --       (2,945)       --            (2,945)
Net unrealized loss on
securities available for sale   --      --         --        --           379              379
                             ----------------------------------------------------------------------------
Balance at September 30, 1997 $7,952  $31,760   $46,350     ($4,745)     $499          $81,816
                             ============================================================================

See accompanying notes to consolidated financial statements

<PAGE 3>

                   SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                 Nine months
                                                             ended September 30,
                                                             1997         1996
                                                             ----         ----
Cash flows from operating activities:
  Net income                                               $7,190       $6,965
  Adjustments to reconcile net income to net
  cash from operating activities:
     Depreciation                                             946           915
     Provision for loan losses                              1,763         1,350
     Decrease from net interest receivable/payable            333            30
     Increase (decrease) in other assets                   (3,300)           26
     Net loan charge-offs                                  (1,822)       (1,054)
     Net increase from other operating activities           1,004           909
                                                          --------       -------
           Net cash from operating activities               6,114         9,141

Cash flows from investing activities:
     Proceeds from sales and maturities of inv.
     securities (available for sale)                       52,652        37,005
     Purchase of investment securities
     (available for sale)                                 (51,416)      (45,417)
     Proceeds from maturities of inv.
     securities (held to maturity)                          8,528         7,065
     Purchase of investment securities (held to maturity)       0             0
     Net increase in loans made to customers              (21,860)      (24,262)
     Net property and equipment expenditures               (1,451)         (800)
                                                          --------       -------
           Net cash used for investing activities         (13,547)      (26,409)

Cash flows from financing activities:
     Net increase (decrease) in deposits                   (5,593)       16,639
     Net increase (decrease) in federal funds
      purchased and securities sold under
      agreements to repurchase                             (1,574)        2,098
     Proceeds from Federal Home Loan Bank advances          5,000             0
     Repayment of Federal Home Loan Bank advances         (11,907)          (34)
     Dividends paid                                        (2,971)       (2,863)
     Purchase of treasury stock                            (2,945)         (135)
                                                          --------      -------
           Net cash from financing activities             (19,990)       15,705
                                                          --------      -------
           Net change in cash and cash equivalents       ($27,423)      ($1,563)
                                                         =========      =======

Cash and cash equivalents at beginning of period          $55,403       $37,562
Cash and cash equivalents at end of period                 27,980        35,999
                                                          -------       -------
           Net change in cash and cash equivalents       ($27,423)      ($1,563)
                                                         =========      ========
Cash paid during the period for:
    Interest                                              $10,761       $10,776
    Income taxes                                            3,197         3,157

<F1>Transfers from loans to other real estate owned and other repossessions totaled $1.579 million and
$903 thousand in 1997 and 1996, respectively.

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


2.   INVESTMENT SECURITIES

     Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. A $499,000, net of tax, unrealized gain on securities classified as available for sale at September 30, 1997, was recorded as a separate component of shareholders' equity.

                         PART I.  FINANCIAL INFORMATION
                                    (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996

     Net income for the first nine months of 1997 advanced to $7,190,000 compared to $6,965,000 for the comparable period in 1996, a $225,000 (3.2%) rise. Earnings per share were $2.32 in 1997 compared to $2.19 in 1996, a $0.13 (5.9%) increase. Earnings were fueled by the rise in net interest income, up $1,187,000 (5.0%) and improved noninterest income up $268,000 (7.0%). A higher provision for loan losses up $413,000 (30.6%) and increased noninterest expense up $715,000 (4.4%) partially offset those advances.

     Net interest income on a fully taxable equivalent basis increased to $25,637,000 in 1997 from $24,472,000 a $1,165,000 (4.8%) rise compared to 1996. Excluding the taxable equivalent adjustment, net interest income climbed $1,187,000 (5.0%) from $23,816,000 in 1996 to
$25,003,000 in 1997. The net interest margin grew eight basis points to 4.82% in 1997 compared to the 4.74% achieved in 1996. The improvement in the margin is due principally to the continued shifting in earning asset mix towards loans (up $45,503,000 or 10.1%) from other earning asset categories. Average assets in total also grew for the period reaching $709,140,000 up $19,881,000 (2.9%).

     The provision for loan losses increased $413,000 (30.6%) compared to last year. The rise was primarily the result of increased charge-offs in the indirect auto portfolio. This provision in no way reflects the credit quality or performance of the remainder of the loan portfolio which continues to perform satisfactorily.

     Noninterest income climbed $268,000 (7.0%) compared to the first nine months of 1996. Trust income rose $109,000 (9.4%) due to an increased level of fees generated in the personal trust sector. Service charges on deposit accounts jumped $262,000 (15.6%) period to period due to changes in the fee structure and enhanced collection efforts in the retail sector. Only partially offsetting these increases were declines of $30,000 (6.0%) and $73,000 (15.7%) in other service charges, commissions and fees and other income, respectively.

     Noninterest expense rose $715,000 (4.4%) to $17,047,000 for the first nine months of 1997. Salaries and employee benefits increased $265,000 (3.3%) due to normal merit increases. Equipment expenses and data processing fees rose $181,000 (7.5%) due primarily to costs associated with the Bank's new debit card product (Mastermoney). FDIC insurance expense dropped $143,000 (66.5%) as a result of the one-time assessment paid in September 1996 to recapitalize the Savings Association Insurance Fund (SAIF). Other expenses rose $404,000
(11.2%) for the period. Increases in several categories contributed to this rise and included: office temporaries ($66,000), consulting fees ($172,000), telephone and telegraph ($42,000), bank shares tax ($38,000) and core deposit amortization ($64,000). The rise in consulting fees relates to expenditures for organizational restructuring which should generate improved operating revenues and enhance the ability to sustain quality service and community commitment.

     At September 30, 1997 assets totaled $742,907,000 up $10,898,000
(1.5%) compared to $732,009,000 at September 30, 1996. During the same period, loans rose $37,569,000 (8.0%) while investment securities declined $22,827,000 (10.8%). Deposits remained sluggish growing $5,311,000 or less than one percent as Federal Home Loan Bank borrowings rose $3,130,000 over the period which helped to fund asset growth.

     Shareholders' equity at September 30, 1997 reached $81,816,000 up $2,197,000 (2.8%) over September 30, 1996. Shareholders' equity includes unrealized gains on securities net of tax of $499,000 at September 30, 1997 and unrealized losses on securities net of tax of $452,000 at September 30, 1996. Total capital as a percentage of risk-weighted assets was 17.20%, down from the 18.34% at September 30, 1996.
The Corporation's leverage capital ratio declined slightly to 10.87% at September 30, 1997.

     The reserve for loan losses totaled $5,851,000 at September 30, 1997, down $96,000 (1.6%) from September 30, 1996. The reserve for possible loan losses to nonperforming loans ratio was 279.55% at September 30, 1997, down the 304.19% reported at September 30, 1996, but still represents coverage of almost three dollars for every one dollar of nonperforming loans. The remaining asset quality ratios remained comparable at both end period ends. Nonperforming assets increased $219,000 (10.3%) from September 30, 1996. All nonperforming assets are secured and losses have been considered, as appropriate, in establishing the reserve for possible loan losses. Nonaccrual loans increased $138,000 over the period. Major principal losses are not anticipated due to the underlying collateral values. Loans past due 90 days or more declined by $252,000 (11.6%) at September 30, 1997. Net charge offs climbed to $1,822,000 from $1,054,000 last year reflecting the continued trend of charge-offs in the indirect auto portfolio. However, credit quality and performance of the remainder of the loan portfolio remains satisfactory.

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium, "Year 2000", approaches.
A team has been designated to conduct a comprehensive review of the Corporation's computer systems to identify the systems that could be affected by the Year 2000 issues and is developing an implementation plan to address the issues. The Corporation relies on external processing vendors for the majority of it's data processing requirements. To date, confirmations have been received from these vendors that plans are being developed to address processing of transactions in the year 2000. The team has not uncovered any issue that is not being addressed that would have a material impact on the operations of the Corporation. However, if these modifications and conversions are not completed on a timely basis, it is understood that the Year 2000 problem could have a material impact on the operations of the Corporation.

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

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

     Net income for the third quarter slipped 1.7% to $2,386,000 from the $2,428,000 reported for the same period in 1996. On a per share basis net income rose to $0.77 from the $0.76 attained in the prior period. The decline in earnings period-to-period was primarily the result of the higher provision for loan losses up $218,000 (48.4%) and increased noninterest expense up $280,000 (5.1%). Offsetting those items was improved net interest income up $239,000 (2.9%) and increased noninterest income up $198,000 (15.9%).

     Net interest income on a fully taxable equivalent basis grew to $8,609,000 from $8,384,000, a rise of $225,000 (2.7%). Excluding the taxable equivalent adjustment net interest income rose to $8,399,000 from $8,164,000. The net interest margin grew five basis points to 4.85% for the quarter compared to 4.80% for the third quarter of 1996. The rise in the margin has resulted primarily from the continued shift in earning asset composition due to strong loan growth, principally in the commercial sector compared to the third quarter of last year. Average earning assets rose to $710,732,000 for the period, an increase of $12,919,000 (1.9%) in comparison to the same period last year which also helped to spark the rise in net interest income.

     The provision for loan losses rose $218,000 (48.4%) compared to the same period last year. The period-to-period increase was primarily the result of the rising trend of charge-offs in the indirect auto portfolio.

     Noninterest income climbed $198 thousand 15.9% for the quarter. Trust income rose $45,000 (11.2%) due to increased fees realized in the personal trust sector. Service charges on deposit accounts rose $116,000 (19.9%) due to changes to the fee structure and enhanced collection efforts. Also, other income increased $69,000 as the result of a $86,000 gain recorded on the sale of available for sale investment securities.

     Noninterest expense increased $280,000 (5.1%), reaching $5,765,000 for the third quarter of 1997. Salaries and employee benefits rose $73,000 (2.7%). Equipment expenses and data processing fees rose $88,000 (11.2%) due principally to costs associated with the Bank's new debit card product. FDIC insurance expense dropped $155,000 due to the one-time assessment of $162,000 to recapitalize the SAIF fund paid in September of 1996. Other expenses rose $269,000 due primarily to the higher level of professional fees (related to the organizational restructuring) recognized for the period.

THIRD QUARTER 1997 COMPARED TO SECOND QUARTER 1997

     Net income for the third quarter of 1997 was $2,386,000 compared to $2,464,000 for the second quarter of the year, a $78,000 (3.2%) decline. On a per share basis, income fell to $0.77 from $0.80. Higher noninterest income was more than offset by a higher provision for loan losses and increased noninterest expense for the period.

     Net interest income calculated on a fully taxable equivalent basis declined to $8,609,000 from $8,631,000. Excluding the taxable equivalent adjustment, net interest income was flat period-to-period settling at $8,399,000 for the third quarter. A decline in the net interest margin of four basis points from 4.89% to 4.85% was offset by growth in earning assets of $5,597,000 (less than one percent) from the second to third quarter of 1997.

     The provision for loan losses edged up quarter to quarter increasing $23,000 (3.6%) due to the continuing trend of consumer charge-offs in the indirect auto portfolio.

     Noninterest income rose $93,000 (6.9%) period-to-period. Service charges on deposit accounts rose $41,000 (6.2%) and other income rose $68,000 due to the gain recorded on the sale of available for sale investment securities.

     Noninterest expense rose $164,000 (2.9%) period-to-period. This increase was primarily the result of increased professional fees associated with the Bank's ongoing organization restructuring as most other expense categories were relatively flat quarter to quarter.

BALANCE SHEET COMPARISON SEPTEMBER 30, 1997 TO DECEMBER 31, 1996

     Total assets slipped to $742,907,000 at September 30, 1997, a $12,451,000 (1.6%) decline from the $755,358,000 at December 31, 1996.
Loans advanced $19,945,000 (4.1%) to $509,133,000 at September 30, 1997.
Money market investments and investment securities declined $22,761,000 and $9,077,000, respectively period-to-period. These funds were used to fund loan growth and reduce borrowings. Deposits supporting these assets declined to $645,735,000 from $651,328,000, a decrease of less than one percent. Shareholders' equity rose over the period reaching $81,816,000 at September 30, 1997.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
    Exhibit 27:  Financial Data Schedule.

    The registrant filed no Form 8-K Current Report during the second quarter ended September 30, 1997.

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



 November 12, 1997                             /s/ David S. Dahlmann
-----------------                ---------------------------------------
     Date                                     David S. Dahlmann
                                   President and Chief Executive Officer



 November 12, 1997                               /s/ Donald A. Lawry
-----------------                ---------------------------------------
     Date                                       Donald A. Lawry
                                            Secretary and Treasurer
                                           (Chief Financial Officer)