Form 10-K
period 1997-12-31
SOUTHWEST NATIONAL CORP
filed 1998-03-31
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                     FORM 10-K

     (Mark One)
     [ X ]  Annual Report Pursuant to Section 13 or 15 (D) of the
                 Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          or

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For the transition period from           to
                                            -------       -------

                               Commission file number 0-11026


                               SOUTHWEST NATIONAL CORPORATION
                 (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         25-1409649
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)



                                   111 SOUTH MAIN STREET
                              GREENSBURG, PENNSYLVANIA  15601
                          (Address of principal executive offices)
                                          (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (724) 834-2310


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

The aggregate market value of the voting stock held by non-affiliates was $1,311,644,723 based on the reported closing bid in the NASDAQ system as of February 27, 1998.

Number of outstanding shares of registrant's common stock as of February 27, 1998: 3,064,794.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report of Southwest National Corporation are incorporated by reference into Parts I and II. Portions of the Proxy Statement for Annual Meeting of Shareholders to be held April 21, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

                            SOUTHWEST NATIONAL CORPORATION
                                        FORM 10-K
                                          Index

                                                                          Page
PART I.                                                                   1-5

         Item 1.  Business                                                1
         Item 2.  Properties                                              5
         Item 3.  Legal Proceedings                                       5
         Item 4.  Submission of Matters to a Vote of Security Holders     5

PART II.                                                                  5-6

         Item 5.  Market for the Registrant's Securities and Related
                   Stockholder Matters                                    5
         Item 6.  Selected Financial Data                                 5
         Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    6
         Item 7A. Quantitative and Qualitative Disclosures About
                   Market Risk                                            6
         Item 8.  Financial Statements and Supplementary Data             6
         Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    6

PART III.                                                                 6-7

         Item 10. Directors and Executive Officers of the Registrant      6
         Item 11. Executive Compensation                                  7
         Item 12. Security Ownership of Certain Beneficial Owners
                   and Management                                         7
         Item 13. Certain Relationships and Related Transactions          7

PART IV.                                                                  7-8

         Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                            7-8

Signatures                                                                9-10

Exhibit Index                                                             11


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

Southwest National Bank of Pennsylvania

     The Bank is a national banking association organized under the laws of the United States in 1900. Its deposits are insured by the Federal Deposit Insurance Corporation and the Bank is a member of the Federal Reserve System. Through 16 locations in Westmoreland and Allegheny counties, Pennsylvania, the Bank engages in full-service commercial banking, retail banking, and trust activities serving a primary market area within a 35 mile radius of its headquarter's office. Deposit services offered by the Bank include savings accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts and checking accounts. Southwest's deposit base is such that the loss of one depositor or a related group of depositors would not have a material adverse effect on its business. Lending services include commercial loans to businesses and governmental units, construction financing, real estate and mortgage loans, as well as installment, home improvement, home equity and personal credit lines, credit card, automobile and other consumer loans. The loan portfolio contains no loans to foreign governments, foreign enterprises or foreign operations of domestic companies. In addition to depository and lending services, the Bank provides various other services including night deposit facilities, safe deposit boxes, and collection services. A wide range of trust and financial management services are offered including administration of estates, trust and agency accounts, employee benefit services and other personal and fiduciary services.

     The Bank serves customers through a network of 17 automated teller machines (ATMs), 14 of which provide access to routine financial services 24 hours a day. These ATMs are connected to a super regional ATM network, MAC(registered trademark), and a national ATM network, Cirrus(registered trademark), which makes it possible for customers to access over 82,000 banking machines in all 50 states and many countries around the world.

     The Bank ended the year with a staff of 389 employees which was comprised of 331 full-time and 58 part-time employees. Full-time equivalent employees averaged 373 in 1997.

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

     Limitations on dividends from the Bank to the Corporation are described on page 22 of the 1997 Annual Report and is herein incorporated by reference.

     The Bank is subject to regulation by the Office of the Comptroller of the Currency (OCC). In addition, the Bank is insured by and therefore subject to the authority of the Federal Deposit Insurance Corporation (FDIC).

     In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted which, among other things, was intended to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards. FDICIA established five capital tiers to be defined in implementing regulations to be adopted: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". An undercapitalized institution is prohibited from making capital distributions and may be required to submit a capital plan, restrict asset growth and limit new lines of business. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

     Pursuant to FDICIA, the federal regulatory agencies adopted regulations defining the five capital tiers. Under these regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least
4%, total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. The Bank currently exceeds the minimum capital and leverage ratio requirements and, accordingly, is considered "well capitalized" under the numerical capital standards, the highest rating presently available. In addition, under the regulations the regulators can downgrade the capital status of a depository institution under certain circumstances.

     FDICIA contains numerous other provisions including termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards including real estate lending and capital adequacy.

     Congress enacted the Deposit Insurance Funds Act of 1996 (DIFA) to recapitalize the Savings Association Insurance Fund (SAIF). This law affected those banks which have deposits of acquired thrift institutions. The Bank was assessed $162 thousand related to the deposits of Atlantic Financial's Latrobe branch which was acquired from the Resolution Trust Corporation in 1991.

     Future assessment rates will be based on capital levels and bank regulators' ratings as is required by FDICIA. The premium for the Bank Insurance Funds (BIF) and the SAIF have been eliminated for the first half of 1998. However, DIFA authorized payments to the Financing Corporation (FICO), based on assessments to both the BIF and SAIF funds to be paid by all insured institutions, as applicable.

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

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     Information regarding statistical disclosure for bank holding companies required by Securities Act Industry Guide 3 is set forth in the portions of the 1997 Annual Report which are incorporated herein by reference.

    I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information required by this section is presented on pages 35 through 38, 45 and 50 of the 1997 Annual Report and is incorporated herein by reference.

   II.  INVESTMENT PORTFOLIO

Information required by this section is presented on page 42 of the 1997 Annual Report and is incorporated herein by reference.

  III.  LOAN PORTFOLIO

Information required by this section is presented on pages 42, 43 and 45 of the 1997 Annual Report and is incorporated herein by reference.

  IV.  SUMMARY OF LOAN LOSS EXPERIENCE

Information required by this section is presented on page 44 of the 1997 Annual Report and is incorporated herein by reference.

   V.  DEPOSITS

Information required by this section is presented on pages 25, 36 and 37 of the 1997 Annual Report and is incorporated herein by reference.

  VI.  RETURN ON EQUITY AND ASSETS

Information required by this section is presented on page 50 of the 1997 Annual Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME                AGE              POSITION WITH REGISTRANT
     David S. Dahlmann           48      President and Chief Executive Officer
     David M. Hanna              50      Vice President
     Donald A. Lawry             47      Secretary and Treasurer


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

      NAME             TERM                    POSITION WITH BANK
David S. Dahlmann    1993-1997        President and Chief Executive
                                       Officer
David M. Hanna       1997             Executive Vice President
                     1993-1997        Senior Vice President
Donald A. Lawry      1993-1997        Executive Vice President


ITEM 2.  PROPERTIES

     The principal executive office of the Corporation and Bank is located at 111 South Main Street, Greensburg, Pennsylvania. This seven story building is owned by the Bank, which occupies the entire building. At December 31, 1997, the Bank owned 12 properties in fee and leased 6 others that were used in its operations. These leases expire intermittently through 2015. Nearly all leases include renewal provisions at the option of the lessee. In addition, the Bank owns other real property which, when considered in the aggregate, is not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS

     Information required by this section is presented on page 29 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
         MATTERS

     Dividends are declared quarterly by the Board of Directors.

     Other information required by this section is presented on pages 22, 31, 40 and 49 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 21, 22 and 46 through 49 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 29 and 34 through 48 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this section is presented on pages 46 and 47 of the 1997 Annual Report and is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules required for the Annual Report of the Registrant are included in the following index. Page numbers refer to pages of the 1997 Annual Report and are incorporated herein by reference:

                                                                       Page
       Management's Statement on Financial Reporting                    33

       Independent Auditors' Report                                     33

       Financial Statements:

         Consolidated Balance Sheet as of December 31, 1997 and 1996    18

         Consolidated Statement of Income for the years ended
          December 31, 1997, 1996 and 1995                              17

         Consolidated Statement of Changes in Shareholders' Equity
          for the years ended December 31, 1997, 1996 and 1995          19

         Consolidated Statement of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                              20

         Notes to Consolidated Financial Statements                     21 - 32


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this section is presented on pages 1, 2 and 3 of the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 5 through 8 of the Proxy Statement and is incorporated herein by reference.

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     The financial statements and schedules required for the Annual Report of the Registrant are included in the following index. Page numbers refer to pages of the 1997 Annual Report and are incorporated herein by reference.


                                                                    Page
        Management's Statement on Financial Reporting                33

        Independent Auditors' Report                                 33

 (A)(1) Financial Statements:
         Consolidated Balance Sheet as of December 31, 1997 and
          1996                                                       18
         Consolidated Statement of Income for the years ended
          December 31, 1997, 1996 and 1995                           17
         Consolidated Statement of Changes in Shareholders' Equity
          for the years ended December 31, 1997, 1996 and 1995       19
         Consolidated Statement of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                           20
         Notes to Consolidated Financial Statements                  21 - 32

 (A)(2) Financial statement schedules:
         No schedules are listed since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

 (A)(3) Exhibits:
         The Exhibits listed on the Exhibit Index on page 10 of this document are filed herewith in response to this item.


    (B) Reports on Form 8-K:
         The Registrant filed no Form 8-K Current Report during the fourth quarter of the year ended December 31, 1997.


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

Date  March 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

       Signature                   Title                          Date
/s/ Ray T. Charley               Director                 March 17, 1998
      Ray T. Charley


/s/ James A. Critchfield, Jr.    Director                 March 17, 1998
      James A. Critchfield, Jr.


/s/ David S. Dahlmann            President and Chief      March 17, 1998
      David S. Dahlmann           Executive Officer;
                                  Director


/s/ Charles E. Henry             Director                 March 17, 1998
      Charles E. Henry


/s/ A. Richard Kacin             Director                 March 17, 1998
      A. Richard Kacin


/s/ Alexander H. Lindsay, Jr.    Director                 March 17, 1998
      Alexander H. Lindsay, Jr.


/s/ Joseph V. Morford, Jr.       Director                 March 17, 1998
      Joseph V. Morford, Jr.


           Signature                  Title                       Date
/s/ James W. Newill              Director                 March 17, 1998
      James W. Newill


/s/ John A. Robertshaw, Jr.      Director                 March 17, 1998
      John A. Robertshaw, Jr.


/s/ Laurie Stern Singer          Director                 March 17, 1998
      Laurie Stern Singer


/s/ William W. Thomson           Director                 March 17, 1998
      William W. Thomson


/s/ Donald A. Lawry             Secretary and Treasurer   March 17, 1998
      Donald A. Lawry       (Principal Financial Officer)



                           SOUTHWEST NATIONAL CORPORATION
                              EXHIBITS TO ANNUAL REPORT
                                on FORM 10-K for the
                             YEAR ENDED DECEMBER 31, 1997



                                     EXHIBIT INDEX



Exhibit No.                                                           Sequential
Per Table                                                               Page No.
Under Item 601 of                                                        Where
Regulation S-K                                                           Found

(13) Annual Report to Security Holders for the year ended December 31, 1997 (filed as an exhibit solely to the extent portions thereof are specifically incorporated herein by reference in the Form 10-K Report to which this Exhibit
                   Index relates).

(21) Subsidiaries of the Registrant (incorporated herein by reference to page 1 of this document).

(22) Published report regarding matters submitted to vote of security holders (the Proxy Statement for Annual
                   Meeting of Shareholders to be held April 21, 1998 is filed as an exhibit solely to the extent portions thereof are specifically incorporated herein by reference in the Form 10-K Report to which this
                   Exhibit Index relates).

(27)               Financial Data Schedule.
