Form 10-Q
period 1998-03-31
SOUTHWEST NATIONAL CORP
filed 1998-05-15
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

                               or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

           For the transition period from            to

                          Commission file number 0-11026


                 Southwest National Corporation
     (Exact name of registrant as specified in its charter)


        Pennsylvania                         25-1409649
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                     111 South Main Street
                 Greensburg, Pennsylvania  15601
            (Address of principal executive offices)
                           (Zip Code)

Registrant's telephone number, including area code:  (724) 834-2310


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   x Yes     No.

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                     Outstanding at May 12, 1998
Common Stock, $2.50 Par Value                    3,043,738


                SOUTHWEST NATIONAL CORPORATION
                       FORM 10-Q INDEX
                FOR QUARTER ENDED MARCH 31, 1998
PART I.  FINANCIAL INFORMATION                                  PAGE

         Item 1. Financial Statements (Unaudited)

         Southwest National Corporation and Subsidiary
         Consolidated Statement of Income                         1
         Consolidated Balance Sheet                               2
         Consolidated Statement of Changes in
           Shareholders' Equity                                   3
         Consolidated Statement of Cash Flows                     4
         Notes to Consolidated Financial Statements               5


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   6-7

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                              7

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                 7


SIGNATURES                                                         8


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                   SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                 THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                1998       1997
                                                                ----       ----
INTEREST INCOME
Interest and fees on loans                                     $10,712   $10,245
Interest on money market investments:
     Interest bearing deposits with banks                            1         3
     Federal funds sold                                            426       259
Interest and dividends on investment securities:
     U.S. Treasury securities and obligations of
       U.S. government agencies and corporations                 1,453     1,765
     Obligations of states and political subdivisions              258       285
     Collateralized mortgage obligations                           667       907
     Other securities                                               45        41
                                                               ------------------
          Total interest income                                 13,562    13,505

INTEREST EXPENSE
Interest on deposits                                             5,238     5,124
Interest on securities sold under agreements to repurchase          48       112
Interest on Federal Home Loan Bank advances                         73        83
                                                               ------------------
          Total interest expense                                 5,359     5,319
                                                               ------------------
          Net interest income                                    8,203     8,186
Provision for possible loan losses                                 675       450
                                                               ------------------
          Net interest income after provision
            for possible loan losses                             7,528     7,736

NONINTEREST INCOME
Trust income                                                       476       386
Service charges on deposit accounts                                793       580
Other service charges, commissions, and fees                       153       166
Other income                                                        81       151
                                                               ------------------
          Total noninterest income                               1,503     1,283

NONINTEREST EXPENSE
Salaries and employee benefits                                   2,887     2,844
Net occupancy expense                                              459       484
Equipment expenses and data processing fees                        879       811
Pennsylvania shares tax                                            191       177
FDIC insurance expense                                              24        23
Other expenses                                                   1,585     1,342
                                                               ------------------
          Total noninterest expense                              6,025     5,681
                                                               ------------------
Income before income taxes                                       3,006     3,338
Income taxes                                                       842       998
                                                               ------------------
NET INCOME                                                      $2,164    $2,340
                                                               ==================
     PER BASIC SHARE (based on 3,064,784 average common
     shares in 1998 and 3,127,132 in 1997)
       Net income                                                $0.71     $0.75
       Cash dividends                                             0.35      0.32

See accompanying notes to consolidated financial statements.

                         SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                                   (in thousands)
                                          March 31,  December 31, March 31,
                                            1998         1997       1997
                                          ---------   ------------ --------
ASSETS
Cash and due from banks                    $23,909     $22,391    $25,659
Money market investments:
   Int. bearing deposits with banks             20          55        106
   Federal funds sold                       28,200      27,000      5,500
                                          ---------   -----------  -------
          Total money market investments:   28,220      27,055      5,606
Investment securities:
   Securities available for sale           134,215     109,287    144,186
   Securities held to maturity
    (market values: $42,498; $49,625
    and $58,457)                            42,634      49,817     59,309
                                          ---------   --------    --------
          Total investment securities      176,849     159,104    203,495

Loans, net of unearned income of $6;  $15
    and $90                                498,723     515,434    495,217
Less: reserve for possible loan losses      (6,094)     (6,166)    (5,737)
                                          ---------    --------   --------
     Loans, net                            492,629     509,268    489,480

Bank premises and equipment                  9,189       8,953      8,627
Other assets                                11,310      12,471     12,290
                                          --------     -------    -------
     Total assets                         $742,106    $739,242   $745,157
                                          ===============================

LIABILITIES
Deposits
   Noninterest bearing demand             $108,027    $109,139   $106,866
   NOW accounts                             32,954      33,176     53,975
   Savings                                 238,354     233,960    240,193
   Time                                    264,771     265,590    250,675
                                           -------     -------    -------
          Total deposits                   644,106     641,865    651,709
Securities sold under agreements to
  repurchase                                 4,412       4,531      8,507
Federal Home Loan Bank borrowings            5,000       5,000          0
Other liabilities                            5,202       5,357      5,196
                                           -------     -------    -------
          Total liabilities                658,720     656,753    665,412

SHAREHOLDERS' EQUITY
Common stock ($2.50 par value)
   Authorized 5,000,000 shares
   Issued 3,180,787 shares                   7,952       7,952      7,952
Surplus                                     31,760      31,760     31,760
Retained earnings                           48,185      47,093     43,470
Treasury stock  of 117,933, 115,877
   and 62,405 shares, at cost               (4,945)     (4,840)    (2,521)
Accumulated other comprehensive income         434         524       (916)
                                            -------     -------    -------
      Total shareholders' equity            83,386      82,489     79,745
                                           --------     -------    -------
      Total liabilities and
         shareholders' equity
   $742,106    $739,242   $745,157
                                          ================================

See accompanying notes to consolidated financial statements.

                         SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (Unaudited)
                                        (in thousands)
                                                                                           Accumulated       Total
                            Common                  Retained     Treasury  Comprehensive  Comprehensive  Shareholders'
                            Stock      Surplus      Earnings      Stock        Income        Income         Equity
                            ------     -------      --------     --------  -------------  -------------  -------------
Balance at January 1, 1997  $7,952     $31,760       $42,132     ($1,800)        $--             $120         $80,164
Comprehensive income:
Net income                    --          --           2,340        --            2,340         --              2,340
Other comprehensive income,
net of tax
Unrealized losses on
securities                    --          --            --          --           (1,036)       (1,036)         (1,036)
                                                                                --------
Total comprehesive income     --          --            --          --           $1,304
                                                                                ========
Cash dividends                --          --          (1,002)       --                           --            (1,002)
Purchase of treasury stock    --          --            --          (721)                        --              (721)
                            ---------------------------------------------                  ---------------------------
Balance at March 31, 1997   $7,952     $31,760       $43,470     ($2,521)                       ($916)         $79,745
                            ===========================================================================================
Balance at January 1, 1997  $7,952     $31,760       $47,093     ($4,840)         $ --           $524          $82,489
Comprehensive income:
Net income                    --          --           2,164         --           2,164          --              2,164
Other comprehensive income,
net of tax
Unrealized losses on
securities                    --          --             --          --             (90)          (90)             (90)
Total comprehensive income    --          --             --          --          $2,074
                                                                                 =======
Cash dividends                --          --           (1,072)       --                           --            (1,072)
Purchase of treasury stock    --          --             --         (105)                         --              (105)
                            ---------------------------------------------                  ----------------------------
Balance at March 31, 1998   $7,952     $31,760       $48,185     ($4,945)                         $434         $83,386
                            =============================================                  ============================

Disclosure of reclassification amount (1997):
Unrealized holding losses arising during the period                                                            ($1,037)
Plus:  reclassification adjustment for losses included in net income                                                 1
                                                                                                               --------
Unrealized loss on securities                                                                                  ($1,036)
                                                                                                              =========

See accompanying notes to consolidated financial statements

                     SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)
                                                                     Three months
                                                                     ended March 31,
                                                                     1998       1997
                                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $2,164     $2,340
    Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation                                                     317        319
      Provision for loan losses                                        675        450
      Increase from net interest receivable/payable                    669        124
      Net increase (decrease) from other operating activities          378       (315)
                                                                    ------     -------
           NET CASH FROM OPERATING ACTIVITIES                        4,203      2,918


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of inv. securities
      available                                                     10,420     10,775
    Purchase of investment securities available for sale           (35,496)   (21,340)
    Proceeds from maturities of inv. securities held to
      maturity                                                       7,186      2,758
    Purchase of investment securities held to maturity                   0          0
    Net (increase) decrease in loans                                15,979     (6,839)
    Net property and equipment expenditures                           (553)      (857)
                                                                    -------   --------
           NET CASH USED FOR INVESTING ACTIVITIES                   (2,464)   (15,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                         2,241        381
    Net increase (decrease) in securities sold under agr.
     to repurchase                                                    (119)     1,696
    Repayment of Federal Home Loan Bank advances                         0    (11,907)
    Dividends paid                                                  (1,073)    (1,002)
    Purchase of treasury stock                                        (105)      (721)
                                                                    -------   --------
           NET CASH FROM (USED FOR) FINANCING ACTIVITIES               944    (11,553)
                                                                    -------   --------
           NET CHANGE IN CASH AND CASH EQUIVALENTS                  $2,683   ($24,138)
                                                                    =======   ========
    Cash and cash equivalents at beginning of period                49,446    $55,403
    Cash and cash equivalents at end of period                      52,129     31,265
                                                                    ------    -------
           NET CHANGE IN CASH AND CASH EQUIVALENTS                  $2,683   ($24,138)
                                                                    ======   =========
CASH PAID DURING THE PERIOD FOR:
    Interest                                                        $3,122     $3,447
    Income taxes                                                         0         50

<F1>Transfers from loans to other real estate owned and other repossessions totaled $507 thousand and
$549 thousand in 1998 and 1997, respectively.

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

SOUTHWEST NATIONAL CORPORATION
AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Significant accounting policies have not changed since the last reporting period, except for the reporting of comprehensive income which is discussed in Note 3.

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


2.   INVESTMENT SECURITIES

       Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of other comprehensive income. A $434,000, net of tax, unrealized gain on securities classified as available for sale at March 31, 1998, was recorded as a separate component of other comprehensive income.


3.   ADOPTION OF NEW ACCOUNTING STANDARDS

       On January 1, 1998, the Corporation adopted Statement of Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income." FAS No. 130 requires reporting of comprehensive income by its components and in total in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The adoption of this statement did not have a material effect on the Corporation's financial position or results of operations.

                  Part I.  FINANCIAL INFORMATION
                           (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

     Net income for the first quarter of 1998 declined 7.5% to $2,164,000 from the $2,340,000 achieved in the same period last year. Basic earnings per share fell to $0.71 in 1998 from $0.75 in 1997, a 5.3% decrease. Return on assets dipped to 1.17% for the first quarter of 1998 compared to 1.25% reported in 1997. Return on equity settled at 10.46% for the period down from the 11.66% achieved for the first quarter of 1997.

     The decline in earnings was principally the result of increased noninterest expense coupled with a higher provision for loan losses. Improved noninterest income (up 17.1% period to period) partially offset these items.

     Net interest income on a fully taxable equivalent basis amounted to $8,401,000 for the first quarter of 1998, basically unchanged from 1997. Excluding the taxable equivalent adjustment, net interest income rose slightly to $8,203,000 in 1998 from $8,186,000 in 1997. Average earning assets declined to $705,723,000 for the period, a decline of less than one percent compared to 1997. The net interest margin improved to 4.77% in 1998 compared to 4.72% for the prior period. This rise in the margin helped to offset the decline in earning assets for the comparable periods.

     The provision for loan losses rose to $675,000 for the first quarter of 1998, up $225,000 (50.0%) over the $450,000 recorded for the first quarter of 1997. This rise is primarily the result of higher consumer loan charge-offs in the indirect automobile portfolio. This trend resulted in Southwest's decision to scale back activity in this product line as of year-end 1997.

     Noninterest income climbed $220,000 (17.1%) amounting to $1,503,000 for the quarter. Service charges on deposit accounts rose $213,000 (36.7%) period to period. This rise is the direct result of adjustments made to the fee structure based on a comprehensive review conducted by management in 1997. Trust income rose, climbing $90,000 (23.3%) compared to the prior period. Other income declined $70,000 period to period as 1997 included receipt of income on a grantor trust for which the Bank is a beneficiary.

     Noninterest expense increased $344,000 (6.1%) reaching $6,025,000 compared to the first quarter of 1997. Salaries and employee benefits rose only $43,000 (1.5%) as normal merit increases were offset by a lower level of full time equivalent employees compared to the year ago period. Equipment expenses and data processing fees rose $68,000 (8.4%). Increased data processing charges for new products (i.e. telephone banking, debit cards) impacted the current period. Other expenses increased to $1,585,000 for the first quarter of 1998, up $243,000 (18.1%). Increases in several categories contributed to this rise and included: professional fees up $154,000 (related to costs associated with the Bank's ongoing organizational improvement and strategic development initiatives); marketing up $21,000; subscriptions and services up $26,000 and other expenses up $42,000.

     At March 31, 1998, assets totaled $742,106,000, down slightly (0.4%) compared to March 31, 1997. During the same period, loans rose $3,506,000
(0.7%) while investment securities declined $26,646,000 (13.1%).   Deposits
slipped, totaling $644,106,000 at March 31, 1998, down $7,603,000 (1.2%) from the prior year as consumers continue to direct money into alternative investments.

     Shareholders' equity at March 31, 1998 reached $83,386,000 up $3,641,000 (4.6%) over March 31, 1997. The other comprehensive income component of shareholders' equity includes an unrealized gain on securities net of tax of $434,000 and an unrealized loss net of tax of $916,000 at March 31, 1998 and March 31, 1997 respectively. Total capital as a percentage of risk-weighted assets was 18.17% at March 31, 1998 compared to 17.67% at March 31, 1997.
The Corporation's leverage capital ratio also rose amounting to 11.17% at March 31, 1997.

     Nonperforming assets rose to $3,414,000 at March 31, 1998 from $2,503,000 at March 31, 1997 primarily due to a higher level of nonaccrual loans, up $885,000 in the current period. Loans past due 90 days or more also rose totaling $1,923,000 compared to $1,429,000 for the prior period. The ratio of nonperforming loans to loans was 0.63% at March 31, 1998 up from 0.46% at March 31, 1997. The rise in net charge-offs to $747,000 from $623,000 is the result of increased consumer loan charge-offs in the indirect automobile portfolio. The credit quality and performance of the remainder of the loan portfolio continues to be satisfactory and reserves remain adequate. The reserve for loan losses to nonperforming loans was 193.83% at period end, down from 253.96% at March 31, 1997.

FIRST QUARTER 1998 COMPARED TO FOURTH QUARTER 1997 - BALANCE SHEET

     Total assets rose slightly by $2,864,000 (0.4%) period to period. Loans declined by $16,711,000 (3.2%) as investment securities grew by $17,745,000 (11.2%). Deposits funding those assets also rose reaching $644,106,000, up $2,241,000 (0.3%) at period end. Net charge-offs declined significantly from $1,145,000 for the prior quarter to $747,000 for the first quarter of 1998. In general, the credit quality ratios have improved quarter to quarter which should be a continuing trend. Total capital as a percentage of risk-weighted assets increased to 18.17% at March 31, 1998 from 17.45% at December 31, 1997. The leverage capital ratio remained basically unchanged period to period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     There has been no material change in market risk since the end of the most recent fiscal year. The Corporation continues to monitor interest rate risk on a monthly basis using earnings simulation modeling. Management continues to maintain a risk position well within the policy guideline range.

                   Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27:  Financial Data Schedule.

         The registrant filed no Form 8-K Current Report during the first quarter ended March 31, 1998.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Southwest National Corporation
                                        ------------------------------
                                                      (Registrant)



     May 12, 1998                        /s/ David S. Dahlmann
  ------------------                    ------------------------------
        Date                                 David S. Dahlmann
                                        President and Chief Executive Officer



     May 12, 1998                        /s/ Donald A. Lawry
  ------------------                    -------------------------------
        Date                                 Donald A. Lawry
                                          Secretary and Treasurer
                                          (Chief Financial Officer)