Form 10-Q
period 1998-06-30
SOUTHWEST NATIONAL CORP
filed 1998-08-17
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  Registrant's telephone number, including area code: (724)834-2310


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

           Class                      Outstanding at August 12, 1998
Common Stock, $2.50 Par Value                       3,043,738

                      SOUTHWEST NATIONAL CORPORATION
                              FORM 10-Q INDEX
                      FOR QUARTER ENDED JUNE 30, 1998

                                                                PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Southwest National Corporation and Subsidiary
                  Consolidated Statement of Income                 1
                  Consolidated Balance Sheet                       2
                  Consolidated Statement of Changes in
                   Shareholders' Equity                            3
                  Consolidated Statement of Cash Flows             4
                  Notes to Consolidated Financial Statements       5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 6-8

         Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                     8


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                 8


SIGNATURES                                                         9

PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements


                      SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF INCOME
                                       (Unaudited)
                         (in thousands, except per share amounts)

THREE MONTHS                                              SIX MONTHS
ENDED JUNE 30,                                          ENDED JUNE 30,
1998     1997                                           1998     1997
----     ----                                           ----     ----
                  INTEREST INCOME
$10,581 $10,654   Interest and fees on loans            $21,293  $20,899
                  Interest on money market investments:
      1       1     Interest bearing deposits with banks      2        4
    455     102     Federal funds sold                      881      361
                  Interest and dividends on investment
                    securities:
                    U.S. Treasury securities and
                    obligations of U.S. government
  1,814   1,812     agencies and corporations             3,267    3,577
                    Obligations of states and political
    265     290     subdivisions                            523      575
    546     861     Collateralized mortgage obligations   1,213    1,768
    849      42     Other securities                        894       83
---------------                                          ---------------
 14,511  13,762          Total interesst income          28,073   27,267

                  INTEREST EXPENSE
  5,284   5,251   Interest on deposits                   10,522   10,375
                  Interest on securities sold under
     59      55    agreements to repurchase                 107      167
                  Interest on Federal Home Loan Bank
    727      38    advances                                 800      121
---------------                                           ---------------
 6,070   5,344          Total interest expense           11,429   10,663
---------------                                          ---------------
 8,441   8,418          Net interest income              16,644   16,604
   675     645    Provision for possible loan losses      1,350    1,095
---------------                                          ---------------
                         Net interest income after
                         provision for possible loan
 7,766   7,773           losses                          15,294   15,509

                  NONINTEREST INCOME
   448     441    Trust income                              924      827
   856     659    Service charges on deposit accounts     1,649    1,239
                  Other service charges, commissions
   146     162    and fees                                  299      328
   107      87    Other income                              188      238
---------------                                          ---------------
 1,557   1,349           Total noninterest income         3,060    2,632

                  NONINTEREST EXPENSE
 2,851   2,781    Salaries and employee benefits          5,738    5,625
   466     500    Net occupancy expense                     925      984
                  Equipment expenses and data
   905     898    processing fees                         1,784    1,709
   190     178    Pennsylvania shares tax                   381      355
    23      25    FDIC insurance expense                     47       48
 1,631   1,219    Other expenses                          3,216    2,561
---------------                                           --------------
 6,066   5,601           Total noninterest expense       12,091   11,282
---------------                                           --------------
 3,257   3,521    Income before income taxes              6,263    6,859
   953   1,057    Income taxes                            1,795    2,055
---------------                                           --------------
$2,304  $2,464    NET INCOME                             $4,468   $4,804
===============                                          ===============
                  Per basic share (based on 3,055,875
                  average common shares in 1998 and
                  3,108,569 in 1997)
$ 0.75   $0.80   Net income                               $1.46    $1.55
  0.35    0.32   Cash dividends                            0.70     0.64

See accompanying notes to consolidated financial statements


                SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited
                               (in thousands)

                                    June 30,    December 31,    June 30,
                                      1998         1997           1997
                                   ---------   ------------    --------
ASSETS
 Cash and due from banks             $25,594       $22,391      $24,205
 Money market investments:
   Int. bearing deposits with banks       57            55           59
   Federal funds sold                 31,400        27,000       11,200
                                    -----------------------------------
   Total money market investments:    31,457        27,055       11,259
 Investment securities:
   Securities available for sale     243,250       109,287      139,991
   Securities held to maturity
   (market values: $34,723;
   $49,625 and $56,155)               34,824        49,817       56,572
                                    -----------------------------------
   Total investment securities       278,074       159,104      196,563

 Loans, net of unearned income of
       $3; $15 and $57               489,527       515,434      496,497
 Less: reserve for possible
       loan losses                    (6,064)       (6,166)      (5,851)
                                      ----------------------------------
   Loans, net                        483,463       509,268      490,646

 Bank premises and equipment           9,157         8,953        8,487
 Other assets                         13,661        12,471       12,474
                                     ----------------------------------
   Total assets                     $841,406      $739,242     $743,634
                                    ===================================

LIABILITIES
 Deposits
 Noninterest bearing demand         $111,572      $109,139     $109,306
 NOW accounts                         33,759        33,176       32,612
 Savings                             233,199       233,960      247,942
 Time                                267,106       265,590      255,869
                                     ----------------------------------
          Total deposits             645,636       641,865      645,729

 Securities sold under agreements
 to repurchase                         5,796         4,531        7,613
 Federal Home Loan Bank borrowings   100,000         5,000        5,000
 Other liabilities                     5,958         5,357        4,594
                                     ----------------------------------
   Total liabilities                 757,390       656,753      662,936

SHAREHOLDERS EQUITY
 Common stock ($2.50 par value)
  Authorized 5,000,000 shares
  Issued 3,180,787 shares              7,952         7,952        7,952
 Surplus                              31,760        31,760       31,760
 Retained earnings                    49,424        47,093       44,948
 Treasury stock of 137,049;
  115,877 and 97,345 shares, at cost  (5,902)       (4,840)      (4,026)
 Accumulated other comprehensive
  income                                 782           524           64
                                     ----------------------------------
   Total shareholders' equity         84,016        82,489       80,698
                                     ----------------------------------
   Total liabilities and
   shareholders' equity             $841,406      $739,242     $743,634
                                    ===================================

See accompanying notes to consolidated financial statements.

<PAGE 2>

                      SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)
                                    (in thousands)

                                                                        Accumulated other     Total
                      Common          Retained  Treasury  Comprehensive  comprehensive    Shareholders'
                      stock  Surplus  earnings   stock       Income           Income         equity
                      ------ -------  --------  --------  ------------- ----------------- -------------

Balance at
 January 1, 1997      $7,952 $31,760  $42,132   ($1,800)     $ ---              $120          $80,164
Comprehensive income:
Net income              --      --      4,804       --         4,804            --              4,804
Other comprehensive
 income, net of tax
 Unrealized losses on
  securities            --      --        --        --           (56)            (56)             (56)
                                                          -------------
Total comprehensive
 income                 --      --        --        --       $ 4,748
                                                          =============
Cash dividends          --      --     (1,988)      --                            --           (1,988)
Purchase of treasury
 stock                  --      --        --     (2,226)                          --           (2,226)
                      ------------------------------------             ----------------------------------
Balance at June 30,
 1997                 $7,952  $31,760   $44,948 ($4,026)                         $64          $80,698
                      ====================================             ==================================
Balance at January 1,
 1998                 $7,952  $31,760   $47,093 ($4,840)         $--            $524          $82,489
Comprehensive income:
Net income               --      --       4,468    --           4,468              --            4,468
Other comprehensive
 income, net of tax
 Unrealized gains on
 securities              --      --         --     --             258            258              258
                                                          -----------
Total comprehensive
 income                  --      --         --     --          $4,726
                                                          ===========
Cash dividends           --      --      (2,137)   --                              --           (2,137)
Purchase of treasury
 stock                   --      --         --  (1,062)                            --           (1,062)
                     ----------------------------------                --------------------------------
Balance at June 30,
 1998                $7,952   $31,760   $49,424 ($5,902)                        $782           $84,016
                     ===================================               ================================


Disclosure of reclassification amount (1997):
Unrealized holding gains (losses) arising during the period                                       ($58)
Less: reclassification adjustment for losses included in net income                                  2
                                                                                                -------
Unrealized loss on securities                                                                     ($56)
                                                                                                =======

Disclosure of reclassification amount (1998):
Unrealized holding gains (losses) arising during the period                                       $259
Less: reclassification adjustment for losses included in net income                                 (1)
                                                                                                =======
Unrealized gain on securities                                                                     $258
                                                                                                =======

See accompanying notes to consolidated financial statements

<PAGE 3>

                   SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                 Six months
                                                               ended June 30,
                                                             1998         1997
                                                             ----         ----
Cash flows from operating activities:
Net income                                                 $4,468        $4,804
Adjustments to reconcile net income to net
cash from operating activities:
     Depreciation                                             657           639
     Provision for loan losses                              1,350         1,095
     Increase (decrease) from net interest
       receivable/payable                                     112          (516)
     Decrease (increase) in prepaid assets                      7          (718)
     Net decrease from other operating activities            (130)         (353)
                                                           -------       -------
           Net cash from operating activities               6,464         4,951

Cash flows from investing activities:
     Proceeds from sales and maturities of inv.
     securities available for sale                         30,989        21,490
     Purchase of investment securities
     available for sale                                  (164,588)      (26,385)
     Proceeds from maturities of inv.
     securities held to maturity                           14,995         5,495
     Investment in limited partnerships                       (633)            0
     Net (increase) decrease in loans                      24,403        (8,535)
     Net property and equipment expenditures                 (861)       (1,037)
                                                           -------       -------
           Net cash used for investing activities         (95,695)       (8,972)

Cash flows from financing activities:
     Net increase (decrease) in deposits                    3,771)       (5,599)
     Net increase in securities sold under agr. to
       repurchase                                           1,265           802
     Proceeds from Federal Home Loan Bank advances        100,000         5,000
     Repayment of Federal Home Loan Bank advances          (5,000)      (11,907)
     Dividends paid                                        (2,138)       (1,988)
     Purchase of treasury stock                            (1,062)       (2,226)
                                                          --------      -------
           Net cash from (used for) financing activities   96,836       (15,918)
                                                          --------      -------
           Net change in cash and cash equivalents        $ 7,605      ($19,939)
                                                         =========      =======

Cash and cash equivalents at beginning of period          $49,446       $55,403
Cash and cash equivalents at end of period                 57,051        35,464
                                                          -------       -------
           Net change in cash and cash equivalents        $ 7,605      ($19,939)
                                                          =======      =========
Cash paid during the period for:
    Interest                                               $7,144        $7,425
    Income taxes                                            2,134         2,182

<F1>Transfers from loans to other real estate owned and other repossessions totaled $1.063 million and $1.058 million in 1998 and 1997, respectively.

<F2>The Corporation has defined cash and cash equivalents as cash and due from banks, certain interest bearing deposits with banks, and federal funds sold with an original maturity of less than three months.

<F3>See accompanying notes to consolidated financial statements.

SOUTHWEST NATIONAL CORPORATION
AND SUBSIDIARY


PART I.   FINANCIAL INFORMATION


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


2.   Investment Securities

     Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of other comprehensive income. A $782,000, net of tax, unrealized gain on securities classified as available for sale at June 30, 1998, was recorded as accumulated other comprehensive income .


3.   Adoption of New Accounting Standards

     On January 1, 1998, the Corporation adopted Statement of Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income." FAS No. 130 requires reporting of comprehensive income by its components and in total in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Corporation includes net income and unrealized gains and losses on securities available for sale. The adoption of this statement did not have a material effect on the Corporation's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

     Net income for the first six months of 1998 was $4,468,000, a decline of $336,000 (7.0%), compared to the same period of 1997.
Basic earnings per share declined to $1.46 in 1998 from $1.55 in 1997, a 5.8% decrease. Return on average assets slipped to 1.16% for the current period compared to 1.33% achieved in the same period last year. Return on average equity also dropped settling at 11.09% for the first six months of 1998, down from the 12.47% reported for the first six months of 1997.

     The decline in earnings is attributable to a higher provision for loan losses and increased noninterest expense partially offset by higher noninterest income.

     Net interest income on a fully taxable equivalent basis amounted to $17,053,000 for the first half of 1998, basically unchanged from last year. Excluding the taxable equivalent adjustment, interest income also was flat amounting to $16,644,000 for the period compared to $16,604,000 registered in 1997. Average earning assets rose to $732,550,000 for the period up $24,219,000 (3.4%) compared to the same period in 1997. The net interest margin contracted to 4.66% in 1998 compared to the 4.80% achieved in 1997. The decline in the margin is due primarily to slightly lower yields on earning assets coupled with higher funding costs.

     The provision for loan losses increased $255,000 (23.3%) compared to last year. This rise is primarily the result of higher consumer loan charge-offs in the indirect auto portfolio.

     Noninterest income jumped $428,000 (16.3%) amounting to $3,060,000 for the first six months of 1998. Service charges on deposit accounts climbed $410,000 (33.1%) period to period. This rise is the direct result of adjustments made to the fee structure based on a comprehensive review conducted by management in 1997. Trust income rose $97,000 (11.7%) as other income declined $50,000 compared to last year.

     Noninterest expense climbed $809,000 (7.2%) to $12,091,000 for the first six months of 1998. Salaries and employee benefits rose only $113,000 (2.0%) as higher salary expense and a reduction in the deferral of expenses due to a changing loan mix were partially offset by lower benefit costs. Other expenses increased to $3,216,000 for the period up $655,000 (25.6%). Increases in several categories contributed to this rise and included: professional fees $294,000 (related to costs associated with the Bank's ongoing organizational and strategic development initiatives); marketing up $59,000 and subscriptions and services up $56,000. Also, impacting the period to period change in this category was an adjustment of $185,000 regarding the initial recording of the supplies inventory as an asset in 1997.

     At June 30, 1998 assets totaled $841,406,000 up $97,772,000
(13.1%) compared to June 30, 1997. During the same period, loans slipped $6,970,000 (1.4%), while investment securities rose $81,511,000 (41.5%). This increase in investment securities is the result of the Corporation's strategic repositioning of its earning asset mix to overcome the lack of loan growth and assure income stability. Deposits were flat period to period as Federal Home Loan Bank (FHLB) borrowings rose $95,000,000.

     Shareholders' equity at June 30, 1998 reached $84,016,000 up
$3,318,000 (4.1%) over June 30, 1997. The other comprehensive income component of shareholders' equity includes an unrealized gain on securities net of tax of $782,000 and $64,000 at June 30, 1998 and June 30, 1997 respectively. Total capital as a percentage of risk-weighted assets was 18.26% up from the 17.52% at June 30, 1997. The corporation's leverage capital ratio declined to 10.43% at June 30, 1998.

     The reserve for loan losses totaled $6,064,000 at June 30, 1998 up $213,000 (3.6%) from June 30, 1997. Nonperforming assets rose to $3,019,000 at June 30, 1998 from $2,347,000 at June 30, 1997 due primarily to a higher level of nonaccrual loans, up $560,000 in the current period. Loans past due 90 days or more also rose totaling $2,167,000 compared to $1,350,000 for the prior period. The ratio of nonperforming loans to loans was 0.55% at June 30, 1998, up from 0.43% at June 30, 1997. Net charge-offs increased to $1,452,000 from $1,154,000 and is the result of increased consumer loan charge-offs in the indirect automobile portfolio. Credit concerns peaked in the fourth quarter of 1997, but the trend has generally been positive and improving over the first six months of 1998.

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


YEAR 2000 UPDATE

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium, "year 2000," approaches. A team comprised of representatives from all areas of the organization has conducted a comprehensive review of the Corporation's computer systems. All systems that could be affected by year 2000 issues have been identified and implementation plans have been developed to address those issues. The Corporation relies on external processing vendors for all of its core data processing requirements. These vendor's systems are scheduled to be renovated or replaced during 1998 with testing to be completed by December 31, 1998. A contingency plan is being developed to address potential failures by critical suppliers and service providers to minimize vulnerability to those parties failure to remediate their own year 2000 issues. This plan is targeted for completion by September 30, 1998. Although the Corporation's estimates for total year 2000 project costs and estimated times for completion are subject to certain risks and uncertainties, as of June 30, 1998, the Corporation estimates that expenditures for year 2000 issues will not have a material impact on the Corporation's financial condition or results of operations.


SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     Net income for the second quarter of 1998 declined to $2,304,000, a $160,000 (6.5%) decrease under the same period last year. Basic earnings per share were $0.75 in 1998 compared to $0.80 in 1997, a 6.3% decrease. The decrease in earnings period-to-period primarily resulted from higher noninterest expense up $465,000 (8.3%) partially offset by improved noninterest income up $208,000 (15.4%).

     Net interest income on a fully taxable equivalent basis remained steady period to period reaching $8,652,000 in the second quarter of 1998. Excluding the taxable equivalent adjustment, net interest income was also relatively unchanged period-to-period.

     The net interest margin slipped 33 basis points to 4.56% for the quarter compared to 4.89% in the second quarter of 1997. The decline in the margin has resulted from decreased yields on earning assets working in tandem with increased funding costs as loan and deposit growth has been limited. Average earning assets rose to $759,082,000 for the period, an increase of $53,947,000 (7.7%) in comparison to the same period last year which helped to maintain the level of net interest income.

     The provision for possible loan losses rose $30,000 compared to the same period last year. Although the provision remains at higher than historical levels, the trend of net charge-offs has continued to improve since peaking in the fourth quarter of 1997.

     Noninterest income grew sharply for this quarter reaching
$1,557,000 an increase of $208,000 (15.4%). Service charges on deposit accounts rose $197,000 (29.9%) as the other categories declined or remained relatively flat compared to the second quarter of 1997.

     Noninterest expense increased $465,000 (8.3%) for the quarter. Salaries and employee benefits rose only $70,000 (2.5%). The other expenses category increased $412,000 (33.8%) compared to the same quarter last year. Increased professional fees, up $140,000, combined with the adjustment pertaining to the supplies inventory recorded in 1997, $185,000 account for the majority of the year-to-year rise.


SECOND QUARTER 1998 COMPARED TO FIRST QUARTER 1998

     Net income for the second quarter of 1998 was $2,304,000 compared to $2,164,000 for the first quarter of the year, a $140,000 (6.5%) rise. Basic earnings per share rose to $0.75 from $0.71. Higher net interest income was the primary contributor to the improved quarter to quarter results.

     Net interest income calculated on a fully taxable equivalent basis rose to $8,652,000, an increase of $251,000 (3.0%). Excluding the taxable equivalent adjustment, net interest income rose to $8,441,000, an increase of $238,000

(2.9%) over the first quarter of 1998. A higher level of average earning assets, up $53,359,000 (7.6%), offset in part by the 21 basis point drop in the net interest margin helped to power the increase in net interest income from the first to the second quarter of 1998.

     Noninterest income rose $54,000 (3.6%) period to period. Trust income decreased $28,000 (6.3%) as service charges on deposits rose $63,000 (7.9%).

     Noninterest expense increased slightly to $6,066,000 a $41,000 (less than one percent) rise as all categories registered minimal changes quarter to quarter.


BALANCE SHEET COMPARISON JUNE 30, 1998 to DECEMBER 31, 1997

     Total assets rose to $841,406,000 at June 30, 1998, a $102,164,000 (13.8%) rise from $739,242,000 at December 31, 1997.
Investment securities jumped $118,970,000 (74.8%) to $278,074,000 at
June 30, 1998 as loans fell $25,907,000 (5.0%) over the same period. The primary source of funding supporting this asset growth was FHLB borrowings which rose $95,000,000 as deposits increased only slightly period to period. Shareholders' equity rose $1,527,000 (1.9%) over the period reaching $84,016,000 at June 30, 1998.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in market risk since the end of the most recent fiscal year. The Corporation continues to monitor interest rate risk on a monthly basis using earnings simulation modeling. Management continues to maintain a risk position well within the policy guideline range.


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         a.)Exhibit 27: Financial Data Schedule

         b.)Reports on Form 8-K
             Form 8-K dated July 15, 1998 reporting the signing by the Corporation of a definitive agreement to be acquired by First Commonwealth Financial Corporation.

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



 August 12, 1998                          /s/ David S. Dahlmann
-----------------               ---------------------------------------
     Date                                     David S. Dahlmann
                                   President and Chief Executive Officer



 August 12, 1998                               /s/ Donald A. Lawry
-----------------               ---------------------------------------
     Date                                       Donald A. Lawry
                                            Secretary and Treasurer
                                           (Chief Financial Officer)