Form 10-Q
period 1998-09-30
SOUTHWEST NATIONAL CORP
filed 1998-11-16
CIK 92440

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

               For the transition period from _______  to _______

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

            Class                             Outstanding at November 12, 1998
Common Stock, $2.50 Par Value                             3,043,738


                        SOUTHWEST NATIONAL CORPORATION
                                FORM 10-Q INDEX
                     FOR QUARTER ENDED SEPTEMBER 30, 1998
                                                             PAGE
PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited)

            Southwest National Corporation and Subsidiary
            Consolidated Statement of Income                   1
            Consolidated Balance Sheet                         2
            Consolidated Statement of Changes in
              Shareholders' Equity                             3
            Consolidated Statement of Cash Flows               4
            Notes to Consolidated Financial Statements       5-6

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                               6-8

            Item 3. Quantitative and Qualitative
                    Disclosures About Market Risk              8


PART II.    OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K           9


SIGNATURES                                                    10

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                 SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)
   THREE MONTHS                                                                             NINE MONTHS
ENDED SEPTEMBER 30,                                                                      ENDED SEPTEMBER 30,
   1998     1997                                                                             1998     1997
---------  --------                                                                        -------  -------
                     INTEREST INCOME
  $10,248   $10,813  Interest and fees on loans                                            $31,541  $31,712
                     Interest on money market investments:
        1         1   Interest bearing deposits with banks                                       3        5
      395       248   Federal funds sold                                                     1,276      609
                     Interest and dividends on investment securities:
                      U.S. Treasury securities and obligations of
    1,674     1,730    U.S. government agencies and corporations                             4,941    5,307
      275       270   Obligations of states and political subdivisions                         798      845
      630       817   Collateralized mortgage obligations                                    1,843    2,585
    1,861        46   Other securities                                                       2,755      129
   ----------------                                                                         ---------------
   15,084    13,925           Total interest income                                         43,157   41,192

                     INTEREST EXPENSE
    5,254     5,395  Interest on deposits                                                   15,776   15,770
       58        56  Interest on securities sold under agreements to repurchase                165      223
    1,450        75  Interest on Federal Home Loan Bank advances                             2,250      196
   ----------------                                                                         ---------------
    6,762     5,526           Total interest expense                                        18,191   16,189
   ----------------                                                                         ---------------
    8,322     8,399           Net interest income                                           24,966   25,003
      675       668  Provision for possible loan losses                                      2,025    1,763
   ----------------                                                                         ---------------
                              Net interest income after provision
    7,647     7,731            for possible loan losses                                     22,941   23,240

                     NONINTEREST INCOME
      427       445  Trust income                                                            1,351    1,272
      849       700  Service charges on deposit accounts                                     2,498    1,939
      138       142  Other service charges, commissions, and fees                              437      470
       68       155  Other income                                                              256      393
  -----------------                                                                         ---------------
    1,482     1,442           Total noninterest income                                       4,542    4,074

                     NONINTEREST EXPENSE
    2,854     2,780  Salaries and employee benefits                                          8,592    8,405
      458       468  Net occupancy expense                                                   1,383    1,452
      908       874  Equipment expenses and data processing fees                             2,692    2,583
      191       177  Pennsylvania shares tax                                                   572      532
       23        24  FDIC insurance expense                                                     70       72
    1,411     1,442  Other expenses                                                          4,627    4,003
   ----------------                                                                         ---------------
    5,845     5,765           Total noninterest expense                                     17,936   17,047
   ----------------                                                                         ---------------
    3,284     3,408  Income before income taxes                                              9,547   10,267
      959     1,022  Income taxes                                                            2,754    3,077
   ----------------                                                                         ---------------
   $2,325    $2,386  NET INCOME                                                             $6,793   $7,190
   ================                                                                         ===============

                     PER SHARE:
    $0.77   $0.77    Basic net income                                                        $2.23    $2.32
     0.35    0.32    Cash dividends                                                           1.05     0.96

    3,044   3,072    AVERAGE SHARES OUTSTANDING  (in thousands)                              3,053    3,096

See accompanying notes to consolidated financial statements.


                             SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEET
                                 (in thousands, except share amounts)
                                                   SEPTEMBER 30,   DECEMBER 31, SEPTEMBER 30,
                                                       1998            1997         1997
                                                    (Unaudited)                  (Unaudited)
                                                   -------------   ------------ -------------
ASSETS
        Cash and due from banks                         $24,090        $22,391       $21,859
        Money market investments:
             Int. bearing deposits with banks                43             55            21
             Federal funds sold                           9,300         27,000         6,100
                                                    ----------------------------------------
                  Total money market investments:         9,343         27,055         6,121
        Investment securities:
           Securities available for sale                249,767        109,287       134,632
           Securities held to maturity (market
           values: $57,070; $49,625 and $53,268)         56,879         49,817        53,541
                                                    ----------------------------------------
                  Total investment securities           306,646        159,104       188,173

        Loans, net of unearned income of $1;  $15
             and $34                                    483,749        515,434       509,133
        Less: reserve for possible loan losses           (6,035)        (6,166)       (5,851)
                                                    -----------------------------------------
             Loans, net                                 477,714        509,268       503,282

        Bank premises and equipment                       7,719          8,953         8,594
        Other assets                                     11,855         12,471        14,878
                                                    -----------------------------------------
             Total assets                              $837,367       $739,242      $742,907
                                                    =========================================

LIABILITIES
        Deposits
           Noninterest bearing demand                  $111,562       $109,139      $110,326
           NOW accounts                                  32,747         33,176        33,512
           Savings                                      225,330        233,960       242,112
           Time                                         270,372        265,590       259,785
                                                    ----------------------------------------
                  Total deposits                        640,011        641,865       645,735
        Securities sold under agreements to
         repurchase                                       4,959          4,531         5,237
        Federal Home Loan Bank borrowings               100,000          5,000         5,000
        Other liabilities                                 5,934          5,357         5,119
                                                    -----------------------------------------
             Total liabilities                          750,904        656,753       661,091

SHAREHOLDERS' EQUITY
        Common stock ($2.50 par value)
         Authorized 5,000,000 shares
         Issued 3,180,787 shares                          7,952          7,952         7,952
        Surplus                                          31,760         31,760        31,760
        Retained earnings                                50,684         47,093        46,350
        Treasury stock of 137,049; 115,877 and
         113,877 shares at cost                          (5,902)        (4,840)       (4,745)
        Accumulated other comprehensive income            1,969            524           499
                                                    -----------------------------------------
             Total shareholders' equity                  86,463         82,489        81,816
                                                    -----------------------------------------
             Total liabilities and shareholders'
              equity                                   $837,367       $739,242      $742,907
                                                    ========================================

See accompanying notes to consolidated financial statements.


                           SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (Unaudited)
                                          (in thousands)
                                                                                         Accumulated other      Total
                                Common               Retained   Treasury   Comprehensive   comprehensive    shareholders'
                                stock      Surplus   earnings     stock       income           income           equity
                                ------     -------   --------   --------   ------------- -----------------  -------------
Balance at January 1, 1997      $7,952     $31,760   $42,132     ($1,800)      $ --                  $120      $80,164
Comprehensive income:
Net income                          --          --     7,190         --           7,190               --         7,190
Other comprehensive income,
 net of tax:  Unrealized
 losses on securities               --          --        --         --             379               379          379
                                                                            ------------
Total comprehensive income          --          --                   --          $7,569
                                                                            ============
Cash dividends                      --          --    (2,972)        --                               --        (2,972)
Purchase of treasury stock          --          --        --      (2,945)                             --        (2,945)
                                -----------------------------------------                ------------------------------
Balance at September 30, 1997   $7,952     $31,760   $46,350     ($4,745)                            $499      $81,816
                                =========================================                ==============================

Balance at January 1, 1998      $7,952     $31,760   $47,093     ($4,840)      $ --                  $524      $82,489
Comprehensive income:
Net income                         --          --      6,793         --           6,793               --         6,793
Other comprehensive income,
 net of tax:  Unrealized
 gains on securities               --          --         --         --           1,445             1,445        1,445
                                                                            -----------
Total comprehensive income         --          --         --         --          $8,238
                                                                            ===========
Cash dividends                     --          --     (3,202)        --                               --        (3,202)
Purchase of treasury stock         --          --                 (1,062)                             --        (1,062)
                                -----------------------------------------                ------------------------------
Balance at September 30, 1998   $7,952     $31,760   $50,684     ($5,902)                          $1,969      $86,463
                                =========================================                ==============================

Disclosure of reclassification amount (1997):
Unrealized holding gains arising during the period                                                                $424
Less: reclassification adjustment for gains included in net income                                                 (45)
                                                                                                               --------
Unrealized gains on securities                                                                                    $379
                                                                                                               ========
Disclosure of reclassification amount (1998):
Unrealized holding gains arising during the period                                                              $1,419
Plus: reclassification adjustment for losses included in net income                                                 26
                                                                                                               --------
Unrealized gains on securities                                                                                  $1,445
                                                                                                               ========

See accompanying notes to consolidated financial statements


                     SOUTHWEST NATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                     (in thousands)
                                                                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                               1998       1997
                                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $6,793     $7,190
    Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation                                                991        946
      Provision for loan losses                                 2,025      1,763
      Increase from net interest receivable/payable               939        333
      Decrease in other assets                                    (84)    (3,300)
      Net decrease from other operating activities                328      1,004
                                                              --------   --------
           Net cash from operating activities                  10,992      7,936

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of inv. securities
     available for sale                                        37,630     52,652
    Purchase of investment securities available for sale     (175,965)   (51,416)
    Proceeds from maturities of inv. securities held to
     maturity                                                  22,063      8,528
    Purchase of investment securities held to maturity        (29,124)         0
    Investment in limited partnerships                           (633)         0
    Net (increase) decrease in loans                           29,471    (23,682)
    Property and equipment expenditures                          (893)    (1,459)
    Proceeds from sales of property and equipment               1,136          8
                                                             ---------   --------
           Net cash used for investing activities            (116,315)   (15,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                   (1,854)    (5,593)
    Net increase (decrease) in securities sold under
     agr. to repurchase                                           428     (1,574)
    Proceeds from Federal Home Loan Bank advances             100,000      5,000
    Repayment of Federal Home Loan Bank advances               (5,000)   (11,907)
    Dividends paid                                             (3,202)    (2,971)
    Purchase of treasury stock                                 (1,062)    (2,945)
                                                             ---------   --------
       Net cash from (used for) financing activities           89,310    (19,990)
                                                             ---------   --------

       Net change in cash and cash equivalents               ($16,013)  ($27,423)
                                                             =========  =========

Cash and cash equivalents at beginning of period              $49,446    $55,403
Cash and cash equivalents at end of period                     33,433     27,980
                                                              -------    -------
       Net change in cash and cash equivalents               ($16,013)  ($27,423)
                                                             =========  =========

Cash paid during the period for:
    Interest                                                  $11,538    $10,761
    Income taxes                                                2,404      3,197

    1
Transfers from loans to other real estate owned and other repossessions totaled $ 1.581 million and
$1.579 million in 1998 and 1997, respectively.
    2
The Corporation has defined cash and cash equivalents as cash and due from banks, certain interest bearing deposits with banks, and federal funds sold with an original maturity of less than three months.
    3
See accompanying notes to consolidated financial statements.

SOUTHWEST NATIONAL CORPORATION
AND SUBSIDIARY


PART I.   FINANCIAL INFORMATION (continued)

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


2.   INVESTMENT SECURITIES

       Investment securities are classified as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost; debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the current period earnings; or debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of other comprehensive income. A $1,969,000, net of tax, unrealized gain on securities classified as available for sale at September 30, 1998, was recorded as accumulated other comprehensive income .


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

4.   PENDING BUSINESS COMBINATION

       On July 15, 1998, the Corporation entered into a definitive agreement to be acquired by First Commonwealth Financial Corporation ("First Commonwealth"). First Commonwealth is a Pennsylvania chartered bank holding company headquartered in Indiana, Pennsylvania. First Commonwealth has total assets of approximately $3.2 billion, deposits of $2.3 billion and equity of $283 million at September 30, 1998. The agreement provides for the issuance of 2.9 shares of First Commonwealth common stock for each Southwest National Corporation ("Southwest") common share. The transaction has been structured to be a tax-free reorgani-zation accounted for as a pooling of interests.

     Regulatory approvals for the proposed merger were received from the Federal Reserve Bank and the Pennsylvania Department of Banking on November 2, 1998 and November 3, 1998, respectively. Subject to approval from Southwest and First Commonwealth shareholders at shareholder meetings scheduled for December 15, 1998, the merger will be completed by December 31, 1998. It is anticipated that the merger will be accretive to earnings per share in 1999, the first full year of combined operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST NINE MONTHS OF 1998 COMPARED TO FIRST NINE MONTHS OF 1997

     Net income for the first nine months of 1998 declined to $6,793,000 compared to $7,190,000 for the comparable period in 1997, a $397,000 (5.5%) decrease. Basic earnings per share declined to $2.23 in 1998 from $2.32 in 1997, a 3.9% decrease. Return on average assets dipped to 1.14% for the current period compared to 1.29% for the same period last year. Return on average equity also declined, settling at 10.84% for the first nine months of 1998, down from the 11.99% achieved for the first nine months of 1997. Improved noninterest income; up 11.5% and comparable net interest income, were not enough to overcome a higher provision for loan losses and increased noninterest expense.

     Net interest income on a fully tax equivalent amounted to $25,578,000 in 1998, basically flat compared to last year. Excluding the taxable equivalent adjustment, net interest income was also relatively unchanged, amounting to $24,966,000 for the period versus $25,003,000 in 1997. Average earning assets grew to $792,984,000 for the period, up $47,637,000 (6.4%) compared to the same period last year. The net interest margin contracted to 4.52% in 1998, down from the 4.82% registered in 1997. The decline in the margin is due principally to lower yields on earning assets resulting from the lack of loan growth working in tandem with higher funding costs.

     The provision for loan losses increased $262,000 (14.9%) compared to last year. The rise was primarily the result of increased losses in the indirect loan portfolio.

     Noninterest income climbed $468,000 (11.5%) compared to the first nine months of 1997. Service charges on deposit accounts jumped $559,000 (28.8%) period to period as the result of adjustments made to the fee structure during 1997. Trust income rose $79,000 (6.2%). Other income declined $137,000 (34.9%) due to gains recorded on the sale of available for sale investment securities in 1997.

     Noninterest expense rose $889,000 (5.2%) to $17,936,000 for the first nine months of 1998. Salaries and employee benefits rose $187,000 (2.2%). Higher salary expense and reduced deferral of expenses due to the changing loan mix were only partially offset by lower benefit costs. Net occupancy expenses declined $69,000 (4.8%) while equipment expenses and data processing fees rose $109,000 (4.2%). Other expenses increased $624,000 (15.6%) for the period. Increases in several categories contributed to this rise and included: marketing ($100,000), professional fees ($200,000), office supplies ($176,000) and subscriptions and services ($74,000).

     At September 30, 1998 assets totaled $837,367,000 up
$94,460,000 (12.7%) over September 30, 1997. Investment securities jumped $118,473,000 (63.0%) as loans fell $25,384,000 (5.0%) during the period. The increase in investment securities is the direct result of the Corporation's strategic repositioning of its earning asset mix to help overcome the lack of loan growth and assure income stability. Deposits remained relatively flat period to period as Federal Home Loan Bank (FHLB) borrowings rose $95,000,000 which helped fund the growth in earning assets.

     Shareholders' equity at September 30, 1998 reached $86,463,000, up $4,647,000 (5.7%) compared to September 30, 1997. The other comprehensive income component of shareholders' equity includes an unrealized gain on securities net of tax of $1,969,000 and $499,000 at September 30, 1998 and September 30, 1997, respectively. Total capital as a percentage of risk-weighted assets was 18.96%, up from the 17.20% reported at September 30, 1997. The Corporation's leverage capital ratio declined to 10.04% at the end of the period.

     The reserve for loan losses totaled $6,035,000 at September
30, 1998, up $184,000 (3.1%) from September 30, 1997. Nonperforming assets rose to $3,832,000 at September 30, 1998, due primarily to a higher level of nonaccrual loans, up $1,396,000 in the current period. Loans past due
90 days or more were relatively unchanged, settling at $1,930,000 at September 30, 1998. The ratio of nonperforming loans to loans was 0.72% at September 30, 1998, up from 0.41% at September 30, 1997. Net charge-offs rose to $2,156,000 from $1,822,000 as the result of increased charge-offs in the consumer sector, primarily in the indirect automobile portfolio. This increase in nonperforming loans reverses an improving trend earlier in the year and management is continuing to work towards improvement with credit quality, a major focus.

     The Bank has identified several internal sources available for liquidity management. First and foremost is the Bank's core deposit base, consisting of deposits from customers with long-standing relationships with the Bank. Substantial internal funding can also be derived from the Bank's investment portfolio. The portfolio provides liquidity through the sale of available for sale of securities and cash flows derived from maturities. In addition to internal funding sources, the Bank has numerous external funding sources. These sources provide ample funding to meet short and long-term needs.

     The Corporation is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material effect on the Corporation's financial position, liquidity or results of operations.

YEAR 2000 UPDATE

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium, "year 2000," approaches. A team comprised of representatives from all areas of the organization has conducted a comprehensive review of the Corporation's computer systems. All systems that could be affected by year 2000 issues have been identified and implementation plans have been developed to address those issues. The Corporation relies on external processing vendors for all of its core data processing requirements. These vendor's systems are scheduled to be renovated or replaced during 1998. Remediation and testing activities are continuing on schedule with testing to be completed by December 31, 1998. A contingency plan is being developed to address potential failures by critical suppliers and service providers to minimize vulnerability to those parties failure to remediate their own year 2000 issues. This plan is targeted for completion by December 31, 1998 as required by regulatory guidelines. Although the Corporation's estimates for total year 2000 project costs and estimated times for completion are subject to certain risks and uncertainties, as of September 30, 1998, the Corporation estimates that expenditures for year 2000 issues will not have a material impact on the Corporation's financial condition or results of operations.


THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

     Net income for the third quarter of 1998 slipped 2.6% to $2,325,000 from the $2,386,000 reported for the same period in 1997. Basic earnings per share were flat, reaching $0.77 for both periods. For the quarter, lower net interest income and higher noninterest expense were only partially offset by higher noninterest income in comparison to the same period last year.

     Net interest income on a fully tax equivalent basis declined slightly to $8,525,000 from $8,609,000, a decrease of $84,000
(1.0%). Excluding the taxable equivalent adjustment, net interest income decreased to $8,322,000 from $8,399,000. The net interest margin dropped 60 basis points to 4.25% for the quarter compared to 4.85% in the third quarter of 1997. The lower margin has resulted from decreased yields on earning assets coupled with increased funding costs, as loans and deposits have trended lower over the period. Average earning assets jumped to $802,857,000 for the period, an increase of $92,125,000 (13.0%), compared to the same period last year which has helped to support the level of net interest income.

     The provision for possible loan losses was flat compared to the same period last year. The provision remains at higher than historical levels, but the trend of net charge-offs on a quarterly basis has continued to improve since reaching a peak in the fourth quarter of 1997.

     Noninterest income grew by $40,000 (2.8%), reaching $1,482,000 for the quarter. Sharply higher service charges on deposit accounts, up $149,000 (21.3%), were offset by decreased other income as a gain on the sale of available for sale investment securities of $86,000 was recognized in 1997.

     Noninterest expense rose $80,000 (1.4%) as all categories changed only minimally quarter to quarter.


THIRD QUARTER 1998 COMPARED TO SECOND QUARTER 1998

     Net income for the third quarter of 1998 was $2,325,000, up $21,000 (0.9%) from the second quarter of the year. Basic earnings per share rose to $0.77 from $0.75. Reduced noninterest expense was the primary factor contributing to the improved quarter-to-quarter results.

     Net interest income, calculated on a fully taxable equivalent basis, slipped to $8,525,000 from $8,652,000, a decline of $127,000
(1.5%). Excluding the taxable equivalent adjustment net interest, income decreased to $8,322,000, down $119,000 (1.4%) compared to the prior quarter. Higher average earning assets, up $43,775,000 (5.8%), were not enough to overcome the 31 basis point drop in the net interest margin from 4.56% to 4.25% for the third quarter of 1998.

     Noninterest income declined $75,000 (4.8%) period to period.
All categories registered decreases compared to the second quarter.

     Noninterest expense fell to $5,845,000, a $221,000 (3.6%) decline. Most categories were relatively unchanged with lower marketing expense and professional fees accounting for the majority of the $220,000 (13.5%) reduction in the other expenses category.

BALANCE SHEET COMPARISON SEPTEMBER 30, 1998 TO DECEMBER 31, 1997

     Total assets rose $837,367,000 at September 30, 1998, a $98,125,000 (13.3%) increase from $739,242,000 at December 31,
1997. Investment securities climbed $147,542,000 (92.7%) to $306,646,000 at September 30, 1998 as loans dropped $31,685,000
(6.1%) over the same period. The primary source of funding supporting this asset growth was FHLB borrowings which jumped $95,000,00 as deposits declined period to period. Shareholders' equity rose $3,974,000 (4.8%) over the period totaling $86,463,000 at September 30, 1998.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in the Corporation's market risk since the end of the most recent fiscal year. The Corporation continues to monitor interest rate risk on a monthly basis using earning simulation modeling. Management continues to maintain a risk position well within the policy guideline range.

Part II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27: Financial Data Schedule

          The registrant filed no Form 8K Current Report during the third quarter ended September 30, 1998.

                             Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Southwest National Corporation
                              ------------------------------------------------
                                                 (Registrant)



     November 12, 1998                  /s/ David S. Dahlmann
---------------------------  -------------------------------------------------
            Date                            David S. Dahlmann
                                    President and Chief Executive Officer



     November 12, 1998                  /s/ Donald A. Lawry
---------------------------  -------------------------------------------------
            Date                            Donald A. Lawry
                                        Secretary and Treasurer
                                       (Chief Financial Officer)